Form 10QSB
period 1995-06-30
NEW RETAIL CONCEPTS INC
filed 1995-08-14
CIK 797659

LITTMAN & KROOKS, P.C.
                              120 WEST 45TH STREET
                               NEW YORK, NY 10036
                                  (212)768-4646




                                                    August 12, 1995


Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Dear Sirs:

         Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of New Retail Concepts, Inc. (the "Company") is the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995.

         This  filing  is  being   effected  by  direct   transmission   to  the
Commission's EDGAR system.


                                                    Very truly yours,


                                                    /s/ Cynthia Wong
                                                    Cynthia Wong

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995

         or

         Transition report pursuant to Section 13 or 15(d) of the Exchange Act For the transition period from ____________________ to ________________

         Commission file Number    0-17805

                            NEW RETAIL CONCEPTS, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

           Delaware                                                13-3275369
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation of Organization)                               identification No.)

                2975 Westchester Avenue, Purchase, New York       10577
--------------------------------------------------------------------------------
                 (Address of Principal Executive Offices)       (Zip Code)

                                  (914)694-8888
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X                                                 NO
    --------                                                 --------

                       APPLICABLE ONLY TO CORPORATE ISSUER

Shares of Common Stock outstanding at August 14, 1995: 6,171,039 (does not include 1,001,454 treasury shares held by Company at August 14, 1995).

Traditional Small Business Disclosure Format (check one):

YES     X                                                 NO
    --------                                                 --------

                            NEW RETAIL CONCEPTS, INC.
                              INDEX TO FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 1995


                                                                            PAGE

PART I -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Balance Sheet at June 30, 1995 (unaudited)               3-4

          Condensed Statements of Operations for the
          Three Months Ended June 30, 1995 and 1994 (unaudited)                5

          Condensed Statements of Cash Flows for the Three
          Months Ended June 30, 1995 and 1994 (unaudited)                      6

          Notes to Interim Financial Statements                             7-10

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11-12

PART II - Other Information                                                   13

SIGNATURES                                                                    14

                            NEW RETAIL CONCEPTS, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 1995
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  127,367
  Accounts receivable - net of allowance for
   doubtful accounts of $19,500                                          163,073
  Due from Candie's, Inc.                                                 33,467
  Prepaid income taxes                                                     6,140
  Loan Receivable - officer                                              158,709
  Other current assets                                                     1,000
                                                                      ----------

     Total current assets                                                489,756

FIXED ASSETS - AT COST:
  Furniture and equipment                                                151,964
  Less accumulated depreciation                                          151,964
                                                                      ----------

                                                                               0

Notes receivable - Candie's, Inc.                                        600,000
Investment in Candie's, Inc.                                           1,358,133
                                                                      ----------

                                                                       1,958,133

OTHER ASSETS                                                               4,029
                                                                      ----------

                                                                      $2,451,918
                                                                      ==========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            NEW RETAIL CONCEPTS, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 1995
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current                                            $   550,000
  Current maturities of long-term obligation                                380
  Accounts payable - trade                                              350,319
  Accrued expenses and other current
   liabilities                                                          320,141
                                                                    -----------

         Total current liabilities                                    1,220,840


DEFERRED INCOME TAXES                                                   100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
         1,000,000 shares, no shares issued
  Common stock - par value $.01; authorized,
         25,000,000 shares; issued 7,172,493 shares                      71,725
  Additional paid-in capital                                          3,683,644
  Accumulated deficit                                                (2,383,426)
                                                                    -----------

                                                                      1,371,943
Less:
  Common stock in treasury at cost;
      423,454 shares                                                    240,865
                                                                    -----------

                                                                      1,131,078
                                                                    -----------

                                                                    $ 2,451,918
                                                                    ===========


      THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                            NEW RETAIL CONCEPTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                  ------------------------------
                                                      1995               1994
                                                  -----------        -----------

Revenues:
  License and marketing fees                      $   152,577        $   324,210
                                                  -----------        -----------

Costs and expenses:
  Design, selling, general
   and administrative                                 203,473            198,149
  Interest expense                                      6,875              7,941
                                                  -----------        -----------

   Total costs and expenses                           210,348            206,090
                                                  -----------        -----------

Operating income (loss)                               (57,771)           118,120
                                                  -----------        -----------

Other income (expense):
  Equity in (losses) gains of
   affiliate                                           (6,536)            29,779
  Other, net                                           13,771             44,979
                                                  -----------        -----------
                                                        7,235             74,758
                                                  -----------        -----------
(Loss) income before provision
         for income taxes                             (50,536)           192,878

Provision for income taxes                              1,951             12,246
                                                  -----------        -----------

Net (loss) income                                 $   (52,487)       $   180,632
                                                  ===========        ===========

Net (loss) income per share of
         common stock                                  $(0.01)             $0.03
                                                       =======             =====

Weighted average number of
         shares outstanding                         6,762,548          6,873,568
                                                  ===========        ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                                      NEW RETAIL CONCEPTS, INC.
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               June 30,
                                                                                                   ---------------------------------
                                                                                                      1995                   1994
                                                                                                   ---------              ---------
Cash flows from operating activities:
  Net (loss) income                                                                                $ (52,487)             $ 180,632
                                                                                                   ---------              ---------
  Adjustments to reconcile net (loss) income
         to net cash used in operating activities:
           Depreciation and amortization                                                                   0                    312
           Equity in (gains) losses of affiliate                                                       6,536                (29,779)
  Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                                   75,845                 32,073
         (Increase) decrease in due from Candie's, Inc.                                               (3,467)                     0
         (Increase) decrease in prepaid income taxes                                                  (2,151)                     0
         (Increase) decrease in other current assets                                                   8,729                (25,375)
         (Increase) decrease in other assets                                                               0                 41,375
         Increase (decrease) in income taxes payable                                                       0                (15,324)
         Increase (decrease) in accounts payable                                                      30,500                 (7,790)
         Increase (decrease) in accrued expenses and
           other current liabilities                                                                  49,480               (113,334)
         Increase (decrease) in due to Candie's, Inc.                                                      0               (124.525)
                                                                                                   ---------              ---------
                                                                                                     165,472               (242,367)
         Net cash provided by (used in) operating activities                                         112,985                (61,735)
                                                                                                   ---------              ---------

Cash flows from investing activities:
         Increase in loan receivable - officer                                                       (97,250)               (66,250)
         Payments received on notes receivable                                                             0                162,556
                                                                                                   ---------              ---------

         Net cash (used in) provided by investing activities                                         (97,250)                96,306
                                                                                                   ---------              ---------

Cash flows from financing activities:
         Repayment of long-term debt,
          including current maturities                                                                (3,862)                (3,419)
         Purchase of treasury stock                                                                   (8,018)               (18,612)
                                                                                                   ---------              ---------

         Net cash used in financing
          activities                                                                                 (11,880)               (22,031)
                                                                                                   ---------              ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                  3,855                 12,540
Cash and cash equivalents at beginning of period                                                     123,512                183,634
                                                                                                   ---------              ---------

Cash and cash equivalents at end of period                                                         $ 127,367              $ 196,174
                                                                                                   =========              =========


                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            NEW RETAIL CONCEPTS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         New Retail Concepts, Inc. ("NRC" or the "Company"), is engaged in the marketing and licensing of apparel and footwear trademarks owned, licensed or sublicensed by the Company.

         During Fiscal 1992, NRC acquired El Greco, Inc. ("El Greco"), which owned the CANDIE'S and CRAYONS trademarks, and through El Greco, licensed those trademarks. El Greco was merged into NRC, effective March 3, 1993. As a result of the merger all assets and liabilities of El Greco were assumed by NRC.

         In January 1993, the Company sold its NO EXCUSES trademark but retained certain royalty and sublicensing rights with respect to the NO EXCUSES trademark. In March 1993, El Greco transferred various trademarks, including the CANDIE'S trademark, to Candie's, Inc. ("Candie's"). As part of the consideration for the transfer of the NO EXCUSES and CANDIE'S trademarks, the Company received minority equity interests in both acquiring companies.

         As of the end of the fiscal quarter ended June 30, 1995, the Company retains certain sublicensing rights with respect to NO EXCUSES and continues to own the CRAYONS trademark. In addition, the Company has no full-time employees and three part-time employees who are the Chairman of the Board and President, the Chief Financial Officer of the Company, and a bookkeeper/officer Manager, respectively.

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.       Fixed Assets

         Furniture  and  equipment  are  recorded  at  cost.   Depreciation  for
furniture and equipment is provided by the straight-line method over the estimated useful lives of the assets (five years).

2.       Investment in Candie's, Inc.

         At June 30, 1995, the Company owned 1,227,696 shares of restricted common stock of Candie's, Inc. ("Candie's") a publicly-traded corporation, carried at $1,358,133 (see Note C), which is recorded on the equity method of accounting. Included in the carrying amount is approximately $800,000 of goodwill (net of amortization) which is being amortized over a ten-year period.

3.       Revenue Recognition

         The  Company   recognizes  revenue  over  the  term  of  its  licensing
agreements.

4.       Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents when applicable.

5.       Recently Adopted Accounting Standards

         Effective at the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). As permitted under SFAS No. 109, prior years' financial statements have not been restated. The effect of this change did not have a significant impact on the Company's financial statements and has therefore been reflected as a reduction of current income tax expense rather than as a cumulative effect of an accounting change in the accompanying financial statements.

         Pursuant to SFAS No. 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is to be established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

6.       Cash and Cash Equivalents

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

7.       Reclassifications

         Certain  amounts  in  prior  years'  financial   statements  have  been
reclassified to conform with classifications used in the current year.


NOTE B - BASIS FOR PRESENTATION

         The Company has an interest in Candie's, Inc. carried at $1,358,133 which reported significant losses for the year ended January 31, 1995, and the auditors' report of Candie's, Inc. expressed an opinion with an explanatory paragraph relating to Candie's, Inc. ability to continue as a going concern and the ultimate outcome of several lawsuits.

         Management of the Company believes that it has successfully restructured the Company's operations from a manufacturer of women's and children's jeanswear and shoes to a licensor, concentrating solely on the marketing and licensing of its trademark, CRAYONS, and on the marketing and licensing of its remaining rights to the trademark NO EXCUSES, which was sold during Fiscal 1993. Management believes the cost savings resulting from the restructuring of the Company's operations and the sale or transfer of various trademarks will enable the Company to continue to meet its obligations.


NOTE C - TRANSFER OF TRADEMARKS

         On March 3, 1993, El Greco transferred its CANDIE'S, ACTION CLUB, FULLMOON and SUGAR BABIES trademarks and its right, title and interest in certain identified license agreements with respect to the trademarks to Candie's.

         In consideration for the transfer, Candie's (i) issued to El Greco 900,000 shares of restricted common stock valued at $2,250,000 on March 3, 1993 by the Company, based on a valuation prepared by an independent investment banker, (ii) issued to El Greco a subordinated note in the principal amount of $325,000, plus interest payable in quarterly installments at the prime interest rate (as defined in the note), and (iii) paid El Greco's expenses, including attorney's fees, relating to the sale, in the sum of $75,000. The subordinated note, which was payable by Candie's no later than two years from the closing, was converted into 240,740 shares of Candie's common stock as of May 16, 1994. In addition, the Company entered into a Services Allocation Agreement with Candie's, pursuant to which Candie's has provided NRC with financial, marketing, sales and other business services for which NRC has been charged an allocated portion of Candie's expenses, including employee's salaries associated with such services. The service allocation charge for the three months ended June 30, 1995 was approximately $19,033.

         On January 7, 1993, the Company sold its No Excuses trademark and certain identified license agreements with respect to the trademark ("Assets") to No Excuses Sportswear, Ltd. ("Buyer"). The purchase price for the sale of the Assets was $2,500,000 payable as follows: $750,000 in cash, $1,050,000 ($1,002,535 net of imputed interest) payable in monthly installments commencing February 1993 and continuing through July 1994; and $700,000 payable by the issuance of 10% of the common stock of Buyer. Furthermore, the Buyer agreed to pay to the Company: (i) on July 5, 1994 an amount equal to $350,000 multiplied by the prime rate in effect on July 1, 1994 and; (ii) on January 5, 1995 an amount equal to $350,000 multiplied by the prime rate in effect on January 3, 1995. The payment due on July 5, 1994 per (i) above was paid during July, 1994. Thereafter, the Company had the option to require the Buyer to redeem 50% of the Buyer's shares for the price of $350,000 together with a 20% bonus (i.e., $70,000). Finally, the Company had the option, exercisable after January 5, 1996, of requiring the Buyer to redeem any or all of the remaining shares of the Buyer for the original allocated value or pro-rata portion thereof. In October 1994, the Company sold its investment in the Buyer for $550,000 in cash. The Company realized a loss on the disposal of its investment of $150,000.

         As additional consideration for the sale of the Assets, the Buyer agreed to pay the Company fifty percent of all "Net Shared Income" in perpetuity. Net Shared Income means all income received by Buyer or its affiliates in connection with "Covered Uses" of the trademark. Covered Uses include use of the trademark: (i) with non-apparel products throughout the world; (ii) men's and boys' apparel throughout the world; (iii) women's and girls' outerwear throughout the world; (iv) women's and girls' products, other than outerwear, outside the United States and; (v) women's and girls' apparel covered by an Existing NRC License after the termination of such License Agreement, if terminated on account of Buyer's rejection of products proposed by the licensee under the License Agreement. There has been no Net Shared Income reported or paid by the Buyer to the Company to date.


NOTE D - NOTES RECEIVABLE-CANDIE'S, INC.

     On February 1, 1995, the Company and Candie's entered into an agreement, pursuant to which the Company loaned to Candie's $400,000. The loan is evidenced by a senior subordinated secured note bearing interest at the prime rate, and is due on September 30, 1995.

     The Company also loaned Candie's $200,000, the proceeds of which were used by Candie's as an advance for the license of a fashion trademark with an unaffiliated third party. The loan is evidenced by a senior subordinated secured note, bearing interest at the prime rate, and is due on February 1, 1996. Candie's has agreed to prepay the note to the extent of 50% of gross profits received by Candie's from the use of the Trademark with third parties on an agency or commission basis.

     In addition, the Company agreed to make available to Candie's, through June 30, 1995, an additional $200,000 if Candie's is required to advance additional cash collateral to a senior lender. Any advances to the senior lender would be evidenced by a senior subordinated secured note bearing interest at the prime rate. This line of credit expired on June 30, 1995 without funding by the Company.

     In addition, Candie's issued to the Company warrants to purchase up to 700,000 shares of its common stock, of which 500,000 shares vested immediately and 200,000 shares vested in June 1995 when the loan was extended through September 30, 1995, exercisable at an initial price of $1.2375 per share of Common Stock, which price equals 110% of the closing bid price of the Common Stock on the NASDAQ National Market System on January 31, 1995. The shares of Common Stock underlying the warrants have been granted certain "Piggy-back" registration rights by Candie's.

     To secure the loans, Candie's granted to the Company a security interest in all of the assets of Candie's, Bright Star Footwear, Inc., a wholly-owned subsidiary of Candie's, and Intercontinental Trading Group, Ltd., a majority-owned subsidiary of Candie's, subject to a first lien on such assets in favor of a senior lender and/or one or more commercial or institutional lenders to be identified, who may provide Candie's with up to an aggregate of $7,500,000 principal amount of secured senior financing. The Company entered into an intercreditor and subordination agreement with Candie's senior lender and issued a corporate limited recourse guarantee and waiver in their favor in the amount of $400,000 (the "Guarantee"), whereby the sole and exclusive recourse of the Guarantee is the $400,000 Loan. As additional security for the Notes, the Company's Chairman of the Board and President issued a personal guarantee in favor of the Company.


NOTE E - MAJOR LICENSEES (CUSTOMERS)

         Three major licensees (customers) accounted for 56.6%, 29.5% and 13.8%, respectively, of total revenues for the three months ended June 30, 1995. Three major licensees accounted for 50.4%, 12.5%, and 10.1%, respectively, of total revenues for the three month period ended June 30, 1994.


NOTE F

         The Condensed Financial Statements included herein are unaudited and include all adjustments which are in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended June 30, 1995 and 1994

         Total revenues for the three months ended June 30, 1995 were $152,577 as compared to $324,210 for the corresponding period ended June 30, 1994. This decrease is primarily attributable to the termination of several of the Company's license agreements and decreased shipments of the Company's footwear licensee.

         The net loss for the three months ended June 30, 1995 was ($52,487) or($.01) per share of Common Stock, as compared to net income of $180,632 or $.03 per share of Common Stock, for the three months ended June 30, 1994. This decrease in net income is principally due to the decrease of the Company's licensing revenues as discussed above.

         Design, selling, general and administrative expenses increased from $198,149 for the three months ended June 30, 1994 to $203,473 for the three months ended June 30, 1995. This increase was attributable to increased selling and marketing expenses to support the Company's existing licensees.

         Interest expense for the three months ended June 30, 1995 was $6,875 as compared to $7,941 for the three months ended June 30, 1994.


Liquidity and Capital Resources

         At June 30, 1995 the Company's working capital deficit was $731,084 as compared to $677,115 at March 31, 1995. This increase in the working capital deficit arose primarily as a result of the net loss during the three months ended June 30, 1995.

         Management believes that it has successfully restructured the Company's operations starting in Fiscal 1992 from a manufacturer of women's and children's jeanswear and shoes to a licensor, concentrating solely on the marketing and licensing of its trademark, CRAYONS, and on the marketing and licensing of its remaining rights in the trademark NO EXCUSES, which was sold during Fiscal 1993. Management believes that as a result of this restructuring, the Company reduced its operating expenses and capital requirements substantially, which, in turn, management believes, may increase net income and reduce the Company's working capital deficit.

         The Company satisfies its present working capital and other financial needs from royalties earned on its licensing agreements. Management of the Company believes that the Company will generate sufficient cash flow from (i) licensing fees as the sublicensor of the NO EXCUSES trademark and (ii) payments under the notes receivable from Candie's to meet its obligations for the next twelve months. Management of the Company believes, however, that additional financing may be necessary for the Company to satisfy its future working capital and other financial needs, especially in the event the Company acquires rights to additional brands or trademarks. There can be no assurance that the Company will be able to secure such financing or, that if such financing is available, that the terms of such additional financing will be favorable to the Company.

         The Company believes that the Additional Consideration to be received from Buyer in connection with the NO EXCUSES transaction (see Note C of Notes to Interim Consolidated Financial Statements), and any proceeds from the sale of the Buyer's common stock and/or Candie's, Inc. common stock received by the Company in such transactions, may provide the Company with additional funds from which it can satisfy its working capital and other financial needs and possibly decrease its working capital deficit. No assurance can be given that such funds will be realized.

         During the three months ended June 30, 1995, the Company repurchased an aggregate of 75,000 shares of common stock at an aggregate purchase price of $8,018. Of such shares, 40,000 were purchased in the over-the-counter market and 35,000 were repurchased from a former employee of the Company. Also, subsequent to the three months ended June 30, 1995, the Company has repurchased an additional 578,000 shares at an aggregate purchase price of $125,644 in the over-the-counter market. Of such shares, 83,000 were purchased in the over-the-counter market and 495,000 were repurchased from a former executive officer and director of the Company.

                            NEW RETAIL CONCEPTS, INC.

                           PART II - OTHER INFORMATION


Item 3- Legal Proceedings

On December 10, 1993, the Company filed suit against Hallmark Cards, Incorporated, Binney and Smith, Inc. and Payless Shoesource, Inc. in the United States District Court for the Southern District of New York for trademark infringement of the Company's footwear trademark CRAYONS in connection with the marketing and sale of footwear under the CRAYOLA mark by defendants. On August 3, 1995, the action was settled by all parties in an agreement setting forth the rights of the relevant parties to use their respective trademarks, and setting forth any limitations thereon. The settlement agreement included mutual releases and the action was discontinued with prejudice. We will not be reporting on this matter in future years.

                            NEW RETAIL CONCEPTS, INC.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEW RETAIL CONCEPTS, INC.


DATED: August 14, 1995                 BY: \S\ NEIL COLE
                                           ----------------------------
                                               Neil Cole
                                               President
                                               Chairman
                                               Chief Executive Officer
                                               Chief Accounting Officer