Form 10-Q
period 1995-09-30
NEW RETAIL CONCEPTS INC
filed 1995-11-13
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995

     or

     Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from                    to

                     Commission file Number    0-17805

                         NEW RETAIL CONCEPTS, INC.
     (Exact name of Small Business Issuer as specified in its Charter)

              Delaware                           13-3275369
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation of organization)           Identification No.)

             2975 Westchester Avenue, Purchase, New York  10577
                  (Address of principal executive offices)

                               (914) 694-8888
                        (Issuer's telephone number)

            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether  the issuer:  (1) filed  all reports  required to  be filed by
Section 13 of 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes    X     No

                    APPLICABLE ONLY TO CORPORATE ISSUER
Shares of Common Stock outstanding at November 14, 1995: 6,067,039 (does not include 536,454 treasury shares held by the Company at November 14, 1995)


                         NEW RETAIL CONCEPTS, INC.
                            INDEX TO FORM 10-QSB
                  FOR THE PERIOD ENDED SEPTEMBER 30, 1995




PART I - FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements

     Condensed Balance Sheet at September 30, 1995 (unaudited)           3-4

     Condensed Statements of Operations for the Six Months and
     Three Months Ended September 30, 1995 and 1994 (unaudited)            5

     Condensed Statements of Cash Flows for the Six
     Months Ended September 30, 1995 and 1994 (unaudited)                6-7

     Notes to Interim Financial Statements                              8-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14-15

PART II - OTHER INFORMATION                                               16

Item 6.  Exhibits and Reports on Form 8-K                                 16

                         NEW RETAIL CONCEPTS, INC.
                          CONDENSED BALANCE SHEET
                             SEPTEMBER 30, 1995
                                (Unaudited)





                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $   484,055
  Accounts receivable - net of allowance for
   doubtful accounts of $12,000                                   163,759
  Loan Receivable - officers                                      223,430
  Other current assets                                              1,000

     Total current assets                                         872,244

FIXED ASSETS - AT COST:
  Furniture and equipment                                         151,964
  Less accumulated depreciation                                   151,964
                                                                        0

Investment in Candie's, Inc.                                    1,497,622

OTHER ASSETS                                                        4,029

                                                              $ 2,373,895






















      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         NEW RETAIL CONCEPTS, INC.
                          CONDENSED BALANCE SHEET
                             SEPTEMBER 30, 1995
                                (Unaudited)





                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current                                      $   400,000
  Accounts payable - trade                                        395,378
  Accrued expenses and other current
   liabilities                                                    330,272
  Income taxes payable                                             13,860

     Total current liabilities                                  1,139,510


DEFERRED INCOME TAXES PAYABLE                                     100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
     1,000,000 shares, no shares issued                                -
  Common stock - par value $.01; authorized,
     25,000,000 shares; issued 6,603,493 shares                    66,035
  Additional paid-in capital                                    3,561,734
  Accumulated deficit                                          (2,218,877)

                                                                1,408,892
Less:
  Common stock in treasury at cost:                               274,507
        536,454 shares                                          1,134,385

                                                              $ 2,373,895















    THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                         NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                Six Months Ended      Three Months Ended
                                  September 30,         September 30,
                                 1995       1994       1995       1994

Revenues:
  License and marketing fees   $ 394,531  $ 695,740  $ 241,954  $ 371,530

Costs and expenses:
  Selling, general
   and administrative            404,425    409,990    200,952    211,841
  Interest expense                14,915     15,811      8,040      7,870

   Total costs and expenses      419,340    425,801    208,992    219,711

Operating (loss) income          (24,809)   269,939     32,962    151,819

Other income (expense):
  Equity in gains (losses)
   of affiliate                  132,952     (6,253)   139,488    (36,032)
Other income                      25,030     47,846     11,259      2,867
                                 157,982     41,593    150,747    (33,165)
Income before provision
  for income taxes               133,173    311,532    183,709    118,654

Provision for income taxes        21,111     24,246     19,160     12,000

Net Income                     $ 112,062  $ 287,286  $ 164,549  $ 106,654

Net Income per share
  of common stock:
   Primary and Fully Diluted     $ 0.02     $ 0.04     $ 0.03     $ 0.02

Weighted average number of
  shares outstanding:
   Primary and Fully Diluted   6,643,693  6,864,478  6,490,995  6,855,826












      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      Six Months Ended
                                                         September 30,
                                                     1995           1994
Cash flows from operating activities:

  Net income                                      $ 112,062      $ 287,286
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization                      0            313
       Equity in (gains) losses of affiliate       (132,952)         6,253
       Issuance of common stock for
         compensation and services                        0              0
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable      75,159       (131,490)
     (Increase) decrease in other current assets      8,729              0
     (Increase) decrease in other assets                  0         43,416
     (Increase) decrease in prepaid income taxes      3,989              0
     Increase (decrease) in income taxes payable     13,860        (14,086)
     Increase (decrease) in accounts payable         75,559         44,097
     Increase (decrease) in accrued expenses and
      other current liabilities                      59,612        (99,351)
     Increase (decrease) in due to Candie's, Inc.    30,000       (106,525)
                                                    133,956       (257,373)
     Net cash provided by operating
      activities                                    246,018         29,913


Cash flows from investing activities:
     Increase in loan receivable - officers        (161,971)      (313,750)
     Payments received on notes receivable          600,000        217,556

     Net cash provided by (used in)investing
      activities                                    438,029        (96,194)













      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         NEW RETAIL CONCEPTS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (CONT'D)
                                (Unaudited)




                                                       Six Months Ended
                                                         September 30,
                                                     1995           1994

Cash flows from financing activities:
     Repayment of notes payable
      including current maturities                 (154,242)        (4,594)
     Purchase of treasury stock                    (169,262)       (22,270)

     Net cash used in financing
      activities                                   (323,504)       (26,864)

INCREASE IN CASH AND CASH EQUIVALENTS               360,543        (93,145)
Cash and cash equivalents at beginning of period    123,512        183,634

Cash and cash equivalents at end of period        $ 484,055      $  90,489





























      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         NEW RETAIL CONCEPTS, INC.
                   NOTES TO INTERIM FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995 AND 1994


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

    In January, 1993, the Company sold its NO EXCUSES trademark but retained certain royalty and sublicensing rights with respect to the NO EXCUSES trademark. In March 1993, El Greco transferred various trademarks, including the CANDIE'S trademark, to Candie's, Inc. ("Candie's"). As part of the consideration for the transfer of the NO EXCUSES and CANDIE'S trademarks, the Company received minority equity interests in both acquiring companies.

    As of the end of the fiscal quarter ended September 30, 1995, the Company retains certain sublicensing rights with respect to NO EXCUSES and continues to own the CRAYONS trademark. In addition, the Company has no full-time employees and three part-time employees who are the Chairman of the Board and President, the Chief Financial Officer and the Marketing Director of the Company.

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Fixed Assets

    Furniture  and  equipment  are  recorded  at  cost.    Depreciation  for
furniture and equipment is provided by the straight-line method over the estimated useful lives of the assets (five years).

2.  Investment in Candie's, Inc.

    At September 30, 1995, the Company owned 1,227,696 shares of restricted common stock of Candie's, Inc. ("Candie's") publicly-traded corporation, carried at $1,497,622 (see Note C), which is recorded on the equity method of accounting. Included in the carrying amount is approximately $774,000 of goodwill (net of amortization) which is being amortized over a ten-year period.

3.  Revenue Recognition

    The  Company   recognizes  revenue   over  the  term  of  its  licensing
agreements.

4.  Earnings Per Share

    Earnings per share are based on the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents when applicable.

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

6.  Cash and Cash Equivalents

    For purposes of the Condensed Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

7.  Reclassifications

    Certain  amounts   in  prior   years'  financial  statements  have  been
reclassified to conform with classifications used in the current year.


NOTE B - BASIS FOR PRESENTATION

    The Company has an interest in Candie's, Inc. carried at $1,497,622. Candie's, Inc. reported significant losses for the years ended January 1994 and January 1993 and the January 1995 auditors' report of Candie's, Inc. expressed an opinion with an explanatory paragraph relating to Candie's, Inc.'s ability to continue as a going concern and the ultimate outcome of several lawsuits.

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

    In consideration for the transfer, Candie's (i) issued to El Greco 900,000 shares of restricted common stock valued at $2,250,000 on March 3, 1993 by the Company, based on a valuation prepared by an independent investment banker, (ii) issued to El Greco a subordinated note in the principal amount of $325,000, plus interest payable in quarterly installments at the prime interest rate (as defined in the note), and (iii) paid El Greco's expenses, including attorney's fees, relating to the sale, in the sum of $75,000. The subordinated note, which was payable by Candie's no later than two years from the closing, was converted into 240,740 shares of Candie's common stock as of May 16, 1994. In addition, the Company entered into a Services Allocation Agreement with Candie's, pursuant to which Candie's has provided NRC with financial, marketing, sales and other business services for which NRC has been charged an allocated portion of Candie's expenses, including employee's salaries associated with such services. The service allocation charge for the three months ended September 30, 1995 was approximately $12,500.

    On January  7, 1993,  the Company  sold its  No  Excuses  trademark  and certain identified license agreements with respect to the trademark ("Assets") to No Excuses Sportswear, Ltd. ("Buyer"). The purchase price for the sale of the Assets was $2,500,000 payable as follows: $750,000 in cash, $1,050,000 ($1,002,535 net of imputed interest) payable in monthly installments commencing February 1993 and continuing through July 1994; and $700,000 payable by the issuance of 10% of the common stock of Buyer. Furthermore, the Buyer agreed to pay to the Company: (i) on July 5, 1994 an amount equal to $350,000 multiplied by the prime rate in effect on July 1, 1994 and; (ii) on January 5, 1995 an amount equal to $350,000 multiplied by the prime rate in effect on January 3, 1995. The payment due on July 5, 1994 per (i) above was paid during July, 1994. Thereafter, the Company had the option to require the Buyer to redeem 50% of the Buyer's shares for the price of $350,000 together with a 20% bonus (i.e., $70,000). Finally, the Company had the option, exercisable after January 5, 1996, of requiring the Buyer to redeem any or all of the remaining shares of the Buyer for the original allocated value or pro rata portion thereof. In October 1994, the Company sold its investment in the Buyer for $550,000 in cash. The Company realized a loss on the disposal of its investment of $150,000.

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

NOTE D - NOTES RECEIVABLE-CANDIE'S, INC.

    On February 1, 1995, the Company and Candie's entered into an agreement, pursuant to which the Company loaned to Candie's $400,000. The loan is evidenced by a senior subordinated secured note bearing interest at the prime rate, and was due on September 30, 1995. This loan was fully repaid on September 29, 1995.

    The Company also loaned Candie's $200,000, the proceeds of which were used by Candie's as an advance for the license of a fashion trademark with an unaffiliated third party. The loan is evidenced by a senior subordinated secured note, bearing interest at the prime rate, and is due on February 1, 1996. Candie's has agreed to prepay the note to the extent of 50% of gross profits received by Candie's from the use of the Trademark with third parties on an agency or commission basis. This loan has been fully repaid as of September 29, 1995.

    In addition, the Company agreed to make available to Candie's, through September 30, 1995, an additional $200,000 if Candie's is required to advance additional cash collateral to a senior lender. Any advances to the senior lender would be evidenced by a senior subordinated secured note bearing interest at the prime rate. This line of credit expired on June 30, 1995 without funding by the Company.

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

NOTE E - MAJOR LICENSEES (CUSTOMERS)

    Three major licensees (customers) accounted for 62%, 26% and 12%, respectively, of total revenues for the six months ended September 30, 1995. Two major licensees accounted for 61.6% and 11.6%, respectively, of total revenues for the six month period ended September 30, 1994.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                         AND RESULTS OF OPERATIONS



Results of Operations

Six Months Ended September 30, 1995 and 1994

    Total revenues  for  the  six  months  ended  September  30,  1995  were
$394,531, as compared to $695,740 for the corresponding period ended September 30, 1994. This decrease is primarily attributable to the termination of several of the Company's license agreements and decreased shipments of the Company's footwear licensee as compared to last year.

    Net income for the six months ended September 30, 1995 was $112,062 or $.02 per share of Common Stock, as compared to net income of $287,286 or $.04 per share of Common Stock, for the six months ended September 30, 1994. This decrease in net income is principally due to the decrease of the Company's licensing revenues as discussed above.

    Design, selling, general and administrative expenses decreased from $409,990 for the six months ended September 30, 1994 to $404,425 for the six months ended September 30, 1995. This decrease was primarily attributable to decreased professional fees for the period.

    Interest expense for the six months ended September 30, 1995 was $14,915 as compared to $15,811 for the six months ended September 30 1994.

Three Months Ended September 30, 1995 and 1994

    Total revenues for the three months ended September 30, 1995 were $241,954, as compared to $371,530 for the corresponding period ended September 30, 1994. This decrease is primarily attributable to the termination of several of the Company's license agreements and decreased shipments of the Company's footwear licensee.

    Net income for the three months ended September 30, 1995 was $164,549 or $.03 per share of Common Stock, as compared to net income of $106,654 or
$.02 per share of Common Stock, for the three months ended September 30, 1994. This increase in net income is principally due to the gains on the equity of the investment in Candie's, Inc. during the period.

    Selling, general and administrative expenses decreased from $211,841 for the three months ended September 30, 1994 to $200,952 for the three months ended September 30, 1995. This decrease was primarily attributable to decreased professional fees during the period.

    Interest expense for the three months ended September 30, 1995 was $8,040 as compared to $7,870 for the three months ended September 30 1994.

Liquidity and Capital Resources

    At September 30, 1995 the Company's working capital deficit was $267,266 as compared to $677,115 at March 31, 1995. This decrease in the working capital deficit arose primarily as a result of net income during the six months ended September 30, 1995 and the collection of $600,000 in notes receivable from Candie's, Inc., previously classified as non-current.

    The Company satisfies its present working capital and other financial needs from royalties earned on its licensing agreements. Management of the Company believes that the Company will generate sufficient cash flow for the next twelve months from its current cash position and licensing fees as the sublicensor of the NO EXCUSES trademark. Management of the Company believes, however, that additional financing may be necessary in order for the Company to satisfy its future working capital and other financial needs, especially in the event the Company acquires rights to additional brands or trademarks. There can be no assurance that the Company will be able to secure such financing or, that if such financing is available, that the terms of such additional financing will be favorable to the Company.

    The Company believes that the Additional Consideration to be received from Buyer in connection with the NO EXCUSES transaction (see Note C of Notes to Interim Consolidated Financial Statements), and any proceeds from the sale of Candie's, Inc. common stock may provide the Company with additional funds from which it can satisfy its working capital and other financial needs and possibly decrease its working capital deficit. No assurance can be given that such funds will be realized.

    During the six months ended September 30, 1995, the Company repurchased an aggregate of 757,000 shares of common stock at an aggregate purchase price of $162,962. Of such shares, 153,000 were purchased in the over-the-counter market and 604,000 were repurchased from a former consultant and former employees of the Company. Also, subsequent to the six months ended September 30, 1995, the Company has agreed to repurchase an additional
200,000 shares at an aggregate purchase price of $80,000 in a private transaction with two shareholders of the Company's common stock.

                         NEW RETAIL CONCEPTS, INC.

                        PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

11  -  Computation of earnings per common share.

27  -  Financial Data Schedule.

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 1995.





                                 SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NEW RETAIL CONCEPTS, INC.

DATED: November 13, 1995                     BY: /s/ Neil Cole
                                                Neil Cole
                                                President
                                                Chairman
                                                Chief Executive Officer
                                                Chief Accounting Officer

                               EXHIBIT INDEX



Exhibit No.       Description                                         Page

    11         Computation of Earnings per Share                        17
                (Six months ended September 30, 1995 and 1994)

    11         Computation of Earnings per Share                        18
                (Three months ended September 30, 1995 and 1994)

    27         Financial Data Schedule                                  19









































                                 Page 16
                                                             Exhibit 11
                                                             Page 1

                         NEW RETAIL CONCEPTS, INC.
                     COMPUTATION OF EARNINGS PER SHARE




                                           Six Months Ended
                              September 30, 1995       September 30, 1994
                            Primary   Fully Diluted  Primary   Fully Diluted

Net Income                 $ 112,062     $ 112,062  $ 287,286     $ 287,286

Weighted average number
 of shares outstanding     6,494,829     6,494,829  6,864,478     6,864,478

Shares issuable upon
 exercise of options
 and warrants                385,000       385,000          0             0

Shares assumed to be
 repurchased under the
 treasury stock method      (258,229)     (236,136)         0             0
                           6,621,600     6,643,693  6,864,478     6,684,478

NET INCOME PER SHARE         $ 0.02        $ 0.02     $ 0.04         $0.04




























                                 Page 17
                                                             Exhibit 11
                                                             Page 2

                         NEW RETAIL CONCEPTS, INC.
                     COMPUTATION OF EARNINGS PER SHARE




                                           Three Months Ended
                              September 30, 1995       September 30, 1994
                            Primary   Fully Diluted  Primary   Fully Diluted

Net Income                 $ 164,549     $ 164,549  $ 106,654     $ 106,654

Weighted average number
 of shares outstanding     6,193,267     6,193,267  6,855,826     6,855,826

Shares issuable upon
 exercise of options
 and warrants                385,000       385,000          0             0

Shares assumed to be
 repurchased under the
 treasury stock method      (131,458)      (87,272)         0             0
                           6,446,809     6,490,995  6,855,826     6,855,826

NET INCOME PER SHARE         $ 0.03        $ 0.03     $ 0.02        $ 0.02