Form 10KSB
period 1996-03-31
NEW RETAIL CONCEPTS INC
filed 1996-07-03
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                  FORM 10-KSB
(Mark One)
   [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

               For the fiscal year ended March 31, 1996

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from __________ to __________

                       Commission file number   0-17805

                           NEW RETAIL CONCEPTS, INC.
                (Name of small business issuer in its charter)

                DELAWARE                      13-3275369
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification
                                                Number)
        2975 Westchester Avenue
           Purchase, New York                    10577
    (Address of principal executive           (Zip Code)
                offices)

                                (914) 694-8888
                          (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $.01 par value

     Check whether  the issuer  (1) filed  all reports  required to be filed by
Section 13  or 15(d)  of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  x    No ___

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $626,134.

     As of June 3, 1996, the aggregate market value of the voting stock held by non-affiliates was $986,531, based on the closing sale price on the over-the-counter market of the National Association of Securities Dealers, Inc. on that date, and 5,842,039 shares of issuer's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

     Transitional Small Business Disclosure Format (check one): Yes    No  x


                                    PART I

ITEM 1.   BUSINESS

    New Retail Concepts, Inc., a Delaware corporation organized in 1986 ("NRC" or the "Company"), is engaged in managing its existing corporate assets and in seeking other business opportunities for acquisition or merger.

     The Company owns 1,227,696 shares of the common stock of Candie's, Inc., a Delaware corporation whose shares are traded on the Nasdaq National Market System ("Candie's"), and holds warrants to purchase 700,000 additional shares of such common stock at an initial price of $1.2375 per share and an option to purchase 100,000 additional shares of such common stock for $1.15 per share. Information set forth in Item 12 regarding transactions with Candies during the past three years is incorporated herein by reference.

     The Company's other corporate assets include the trademark Crayons(R), a note receivable from No Excuses Sportswear, Ltd. ("NES") and two license agreements calling for the payment of royalties to the Company for the use of the No Excuses(R) trademark.

     Pursuant to a Settlement Agreement dated as of November 3, 1995 (the "Settlement Agreement") between the Company and NES, the parties have settled certain claims and rights under the Purchase and Sale Agreement and the Master License Agreement each dated as of December 31, 1992 (the "Sale Agreements") between the Company and NES. The Sale Agreements provided for the sale in 1993 of the No Excuses(R) trademark (the "Trademark") by the Company to NES and the retention by the Company of certain license and royalty rights. Under the Sale Agreements, the Company had (i) the right to receive in perpetuity 50% of the income received by NES in connection with certain uses of the Trademark and
(ii) the obligation to pay NES 50% of the royalties received with respect to sales outside the United States plus certain additional fees under the Company's existing license agreements with, among others, WalMart Stores, Inc. ("WalMart") and Mamiye Sales, Inc. ("Mamiye").

     Under the Settlement Agreement, (i) the Company sold to NES for $200,000 down plus $1,000,000 payable over five years without interest the Company's right to share in future royalty income received by NES, (ii) the Company paid NES $200,000 in settlement of all amounts due with respect to royalties received for the 1994 calendar year under the Company's license agreements and
(iii) the rights under the Company's existing license agreements with respect to periods after January 1, 1995 were revised to provide for (A) the payment by the Company of 20% of royalties under the license agreement with WalMart with respect to sales after July 31, 1997 if the license agreement then expiring is renewed by WalMart and (B) the payment by the Company of 20% of royalties under the license agreement with Mamiye for the period ending July 31, 1997 and the assignment of such license agreement to NES on August 1, 1997. The Settlement Agreement also provides the Company with an option to acquire a license to use the Trademark with respect to footwear products if WalMart does not renew its license agreement with the Company.

     The Company has no full-time employees and only three part-time employees.


ITEM 2.   PROPERTIES

     None.


ITEM 3.   LEGAL PROCEEDINGS

    On April 26, 1994 a First Amended Complaint was filed in the United States District Court for the Central District of California, Los Angeles Division, in Los Angeles, California, by Eric Y. Knipe ("Knipe"), against Washington Square Capital, Jack Hart, the Company and Neil Co1e, claiming activities in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breach of contract, bad faith denial of contract, fraud, conversion and conspiracy. The Company is named as a defendant only in the RICO, conversion, and conspiracy causes of action, with respect to the Company's activities as a buyer of jeans manufactured at Ready Industries of Puerto Rico, Inc., of which Knipe was a stockholder. Knipe is seeking compensatory damages in excess of $3,000,000, punitive damages, trebling of all damages, attorney's fees, and injunctive relief. On January 16, 1996, the Court dismissed the action against all defendants for failure to state a cause of action with respect to the RICO claims and for failure of diversity jurisdiction with respect to all other claims. The plaintiff has filed an appeal to the Court's dismissal and, on February 16, 1996, initiated a similar action in the Superior Court of the State of California on behalf of himself and his wholly owned corporation EYK International. The Company and Mr. Cole have filed a demurrer addressing some of the causes of action in the state court action, but no hearing date has been set. The Company intends to defend these actions vigorously.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock, par value $.01 per share, of the Company, is traded on the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"). The following table sets forth the high and low closing bid prices for shares of common stock for the periods indicated, based on information received from
the "Electronic  Bulletin  Board"  of  the  NASD.    These  quotations  reflect
interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
                                           Closing Bid Price
                                            High       Low
     Fiscal Year Ended March 31, 1995
       First quarter                       $.188      $.125
       Second quarter                       .813       .375
       Third quarter                        .375       .125
       Fourth quarter                       .313       .125
     Fiscal Year Ended March 31, 1996
       First quarter                        .625       .20
       Second quarter                       .625       .1875
       Third quarter                        .625       .375
       Fourth quarter                       .40625     .28125

     As of June 3, 1996, there were 574 holders of record of the Company's common stock and the closing sale price per share was $.28.

     The Company  has never  paid a  cash dividend  on its  common stock.   The
Company anticipates that its earnings for the foreseeable future will be retained for use in its business.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is engaged in managing its existing corporate assets and in seeking other business opportunities for acquisition or merger.

     The following discussion should be read in conjunction with the Company's Financial Statements and related notes thereto.

                             Results of Operations

     Total revenues for the fiscal year ended March 31, 1996 were $626,134, as compared to $1,038,937 for the 1995 fiscal year. This decrease is primarily attributable to the termination of several of the Company's license agreements and decreased shipments by the Company's footwear licensee.

      Net income for the fiscal year ended March 31, 1996 was $1,161,021 or $.18 per share, as compared to a net loss of $(174,744) or $(.02) per share for the 1995 fiscal year. This change is due principally to the sale of future licensing rights completed in November of 1995.

     Selling, general and administrative expenses decreased from $921,526 for the 1995 fiscal year to $640,351 for the 1996 fiscal year. This decrease was attributable primarily to decreases in royalty expenses and professional fees.

     Interest expense for the 1996 fiscal year was $24,974, as compared with $46,474 for the 1995 fiscal year. This decrease is due to a reduction in the notes payable.

                        Liquidity and Capital Resources

     At March 31, 1996 the Company had working capital of $79,944 as compared to a working capital deficit of $677,115 at March 31, 1995. This increase in working capital arose primarily as a result of the sale of certain licensing rights and the collection of $600,000 in notes receivable from Candie's.

     The Company anticipates that its current cash and the cash flow from the sale of its licensing rights and from licensing royalties will be sufficient to meet operating expenses for the next twelve months.

     Since the start of the 1996 fiscal year, the Company has acquired 982,000 shares of its common stock for $259,262 in private transactions and on the open market. The Company anticipates that it may acquire additional shares of its common stock as opportunities arise.

     Impact of  Inflation and  Changing Prices.   The  Company does not believe
that inflation will have a material adverse effect on the Company.


ITEM 7.   FINANCIAL STATEMENTS


                           NEW RETAIL CONCEPTS, INC.


                         INDEX TO FINANCIAL STATEMENTS



                                                          Page
Independent Auditors' Report..........................      6

Financial Statements:
  Balance Sheet as of March 31, 1996..................      7
  Statements of Operations for the Fiscal Years Ended
    March 31, 1996 and 1995...........................      9
  Statements of Stockholders' Equity for the Fiscal
    Years Ended March 31, 1996 and 1995...............     10
  Statements of Cash Flows for the Fiscal Years Ended
    March 31, 1996 and 1995...........................     11
  Notes to the Financial Statements...................     13



                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
 New Retail Concepts, Inc.


We have audited the accompanying balance sheet of New Retail Concepts, Inc. as of March 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CANDIE'S, Inc. for the year ended January 31, 1996, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. These statements were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to such amounts included for CANDIE'S, Inc., is based solely upon the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of New Retail Concepts, Inc. as of March 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


New York, New York
May 16, 1996


                           New Retail Concepts, Inc.

                                 BALANCE SHEET

                                March 31, 1996





                                    ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                               $   245,616
  Accounts receivable                                          83,893
  Prepaid income taxes                                          5,117
  Loan receivable - officers                                  107,607
  Note receivable - NES                                       155,280
  Other current assets                                         52,070

        Total current assets                                  649,583



 FIXED ASSETS - AT COST
  Furniture and equipment                                     101,657
  Less accumulated depreciation                              (101,657)

                                                                 -

 Investment in CANDIE'S, Inc.                               1,451,074
 Notes receivable - NES                                       669,324

                                                            2,120,398


 OTHER ASSETS                                                   3,000

                                                          $ 2,772,981



The accompanying notes are an integral part of this statement.

                           New Retail Concepts, Inc.

                                 BALANCE SHEET


                                March 31, 1996





                     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Note payable - current                                  $   400,000
  Accounts payable - trade                                     85,000
  Accrued expenses and other current liabilities               84,639

        Total current liabilities                             569,639


 DEFERRED INCOME TAXES                                        100,000


 COMMITMENTS AND CONTINGENCIES


 STOCKHOLDERS' EQUITY
  Preferred stock - par value $.01; authorized,
    1,000,000 shares, no shares issued
  Common stock - par value $.01, authorized,
    25,000,000 shares; issued 6,603,498 shares                 66,035
  Additional paid-in capital                                3,561,734
  Accumulated deficit                                      (1,169,918)

                                                            2,457,851
  Less
    Common stock in treasury at cost;
      736,454 shares                                          354,509

                                                            2,103,342

                                                          $ 2,772,981



The accompanying notes are an integral part of this statement.


                           New Retail Concepts, Inc.

                           STATEMENTS OF OPERATIONS

                             Year ended March 31,


                                                    1996          1995
 License and marketing fees                      $  626,134    $1,038,937


 Costs and expenses
  Selling, general and administrative               640,351       921,526
  Interest expense                                   24,974        46,474

                                                    665,325       968,000

      Operating (loss) income                       (39,191)       70,937

 Other income (expense)
  Equity in gains (losses) of affiliate              86,405      (392,138)
  Loss on disposal of investment in
    No Excuses Sportswear, Ltd.                        -         (150,000)
  Sale of licensing rights                        1,062,324          -
  Other, net                                         54,565       (52,258)

                                                  1,203,294      (594,396)

      Income (loss) before provision for
       income taxes and extraordinary item        1,164,103      (523,459)

 Provision for income taxes                           3,082         9,609

      Income (loss) before extraordinary item     1,161,021      (533,068)


 Extraordinary item - equity in extraordinary
  gain of affiliate                                    -          403,034

      NET INCOME (LOSS)                          $1,161,021    $ (130,034)

 Net income (loss) per share of common stock
  Loss before extraordinary item                     $.18         $(.08)
  Extraordinary item                                  -             .06

    Net income (loss)                                $.18         $(.02)

 Weighted average number of shares outstanding    6,448,573     6,844,800



The accompanying notes are an integral part of these statements.

                           New Retail Concepts, Inc.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                      Years ended March 31, 1996 and 1995


                                                       Additional
                                      Common stock       paid-in     Accumulated       Treasury stock
                                   Shares     Amount     capital       deficit       Shares      Amount       Total
 Balance at March 31, 1994        9,067,498  $ 90,675   $3,892,821   $(2,200,905)   2,164,754  $(433,704)   $1,348,887

 Purchase of treasury stock                                                            78,700    (27,270)      (27,270)
 Cancellation of treasury stock  (1,860,000)  (18,600)    (209,527)                (1,860,000)   228,127
 Net loss                                                               (130,034)                             (130,034)

 Balance at March 31, 199         7,207,498    72,075    3,683,294    (2,330,939)     383,454   (232,847)    1,191,583

 Purchase of treasury stock                                                           957,000   (249,262)     (249,262)
 Cancellation of treasury stock    (604,000)   (6,040)    (121,560)                  (604,000)   127,600
 Net income                                                            1,161,021                             1,161,021

 Balance at March 31, 1996        6,603,498  $ 66,035   $3,561,734   $(1,169,918)     736,454  $(354,509)   $2,103,342



The accompanying notes are an integral part of this statement.

                           New Retail Concepts, Inc.

                           STATEMENTS OF CASH FLOWS

                                   March 31,





                                                           1996        1995
 Cash flows from operating activities
  Net income (loss)                                     $1,161,021  $(130,034)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities
      Depreciation and amortization                                       313
      Provision for bad debts                                           1,160
      Sale of licensing rights                          (1,062,324)
      Loss on disposal of investment                                  150,000
      Equity in income of affiliate                        (86,405)   (10,896)

      Changes in operating assets and liabilities
       (Increase) decrease
        Accounts receivable                                185,025     81,798
        Other current assets                               (52,070)    (9,729)
        Other assets                                        14,747     72,546
       Increase (decrease)
        Accounts payable                                   (34,819)   121,820
        Accrued expenses and other current liabilities    (186,023)   (58,564)
        Income taxes payable                                (5,117)   (62,777)
        Due to CANDIE'S, Inc.                                        (142,525)

                                                        (1,226,986)   143,146

      Net cash (used in) provided by operating
        activities                                         (65,965)    13,112

 Cash flows from investing activities
  Increase in loan receivable - officer                    (46,148)   (54,770)
  Proceeds from sale of investment in No Excuses
    Sportswear, Inc.                                                  550,000
  Payments received on note receivable                      37,720    217,556
  Acquisition of CANDIE'S, Inc. stock                                (100,000)
  Loan to CANDIE'S, Inc.                                   600,000   (600,000)

      Net cash provided by investing activities            591,572     12,786

 Cash flows from financing activities
  Repayment of long-term debt, including current         $  (4,241) $  (8,750)
  maturities
  Repayment of note payable                               (150,000)   (50,000)
  Purchase of treasury stock                              (249,262)   (27,270)

    Net cash used in financing activities                 (403,503)   (86,020)

    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                     122,104    (60,122)

 Cash and cash equivalents at beginning of year            123,512    183,634

 Cash and cash equivalents at end of year               $  245,616  $ 123,512


 Supplemental disclosures of cash flow information:
  Cash paid during the year for
   Interest                                             $    9,371  $  59,569
   Income taxes                                              4,102     72,386


The Company offset an amount due to NES of $200,000 with an amount due from NES of $200,000 (reference is made to Note C).


The accompanying notes are an integral part of these statements.


                           New Retail Concepts, Inc.


                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 1996 and 1995



NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

  New Retail Concepts, Inc. ("NRC") (the "Company") is engaged in managing its existing corporate assets and seeking other business opportunities for acquisition or merger. License and marketing fees relate to two license agreements calling for the payment of royalties to the Company for use of the No Excuses trademark.

  The Company has no full-time employees and three part-time employees who are the Chairman of the Board and President, the Chief Financial Officer of the Company, and a marketing director, respectively (Note F).

  A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

  1. Fixed Assets

     Furniture and equipment are recorded at cost. Depreciation for furniture and equipment is provided by the straight-line method over the estimated useful lives of the assets.

  2. Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  3. Revenue Recognition

     The Company recognizes revenue over the terms of its licensing agreements.

  4. Earnings (Loss) Per Share

     Earnings (loss) per share is based on the weighted average number of shares outstanding during the period adjusted for the dilutive effect of common stock equivalents when applicable.

  5. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  6. Reclassifications

     Certain reclassifications have been made to the 1996 presentation.

  7. Fair Value of Financial Instruments and Concentrations

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable - trade and accrued expenses and other current liabilities approximate fair value, principally because of the short maturity of these items.

     The carrying amount of note receivable - NES approximates fair value as this note was discounted to its net present value. Although NES has made all scheduled payments on the note, it is reasonably possible that the Company may incur a loss on the NES note in the future. The carrying amount of notes payable approximates fair value due to the interest rate on the borrowings.

     Financial instruments that are exposed to concentration of risk primarily consist of the note receivable - NES and the Company's investment in CANDIES.


NOTE B - INVESTMENT IN CANDIE'S, INC.

  At March 31, 1996, the Company owns 1,227,696 shares of restricted common stock of CANDIE'S, Inc. ("CANDIE'S"), a publicly-traded corporation, carried at $1,451,074, which is recorded on the equity method of accounting. As of May 16, 1994, a $325,000 note receivable from CANDIE'S was converted into 240,740 shares of CANDIE'S common stock. Included in the carrying amount is approximately $743,000 of goodwill (net of amortization) which is being amortized over ten years. The quoted market value of 1,227,696 shares of CANDIE'S unrestricted common stock was $2,762,316 at March 31, 1996.

  In addition, the Company holds warrants to purchase 700,000 additional shares of such common stock at an initial price of $1.2375 per share and options to purchase 100,000 additional shares at $1.15 per share. In consideration of the execution and delivery by the Company of an Exchange Agreement dated as of October 6, 1994, CANDIE'S granted to the Company an option to purchase 100,000 shares of common stock of CANDIE'S at $1.15 per share. Such option is exercisable at any time, in whole or in part, through October 6, 1999. In addition, on November 21, 1994, CANDIE'S issued to the Company an 8% convertible note in the principal amount of $100,000. On November 29, 1994, in accordance with the terms of the convertible note, the principal amount of the convertible note was automatically converted into 86,956 shares of common stock of CANDIE'S. The shares underlying the option and issued pursuant to the conversion of the convertible note are subject to registration rights. In February 1995, in conjunction with a loan agreement, pursuant to which the Company loaned CANDIE'S $600,000 and extended a $200,000 line of credit, CANDIE'S issued to the Company warrants to purchase up to 700,000 shares of its common stock, of which 500,000 vested immediately and 200,000 vested in June 1995 when the loan was extended through September 30, 1995, exercisable at an initial price of $1.2375 per share of common stock, which price equals 110% of the closing bid price of the common stock on the NASDAQ National Market System on January 31, 1995. During fiscal 1996, the $600,000 loan was repaid in full, together with approximately $33,500 in interest. Additionally, the $200,000 line of credit expired.

  On March 3, 1993, the Company's then wholly-owned subsidiary transferred various trademarks, including CANDIE'S+, and its right, title and interest in certain identified license agreements with respect to the trademarks to CANDIE'S, Inc. In consideration for the transfer, CANDIE'S issued to El Greco 900,000 shares of restricted common stock valued at $2,250,000 by the Company based on a valuation prepared by an investment banker. The issuer of the restricted common stock, CANDIE'S, Inc., valued the 900,000 shares at $1,080,000 based on a valuation prepared by a different investment banker. If the Company would have valued the restricted common stock using the amount assigned to the shares by the issuer, the valuation would have been reduced by $1,170,000 and the Company's net income for the years ended March 31, 1996 and 1995 would have been increased by $117,000 per year and the net assets and stockholders' equity as of March 31, 1996 and 1995 would have been reduced by $926,250 and $846,600, respectively. The Company and CANDIE'S entered into a Services Allocation Agreement with CANDIE'S, pursuant to which CANDIE'S provides NRC with financial, marketing, sales and other business services for which NRC is charged an allocated portion of CANDIE'S expenses, including employees' salaries associated with such services. The service allocation was $55,968 and $57,295 in fiscal 1996 and 1995, respectively.

  The Chairman of the Board and President of the Company is also the President, Chief Executive Officer and a director of CANDIE'S. An agreement, as amended on January 30, 1995, was entered into among the Company and CANDIE'S, and the Chairman of the Board and President of the Company, pursuant to which CANDIE'S will not, directly or indirectly, other than pursuant to the terms of the Services Allocation Agreement, conduct any business or enter into any transaction or series of related transactions, with or for the benefit of the Company or any subsidiary of it, having a total value per transaction or series of related transactions in excess of $50,000, other than in the ordinary course of business, without the approval of either a majority of the disinterested members of CANDIE'S Board of Directors or a majority of the CANDIE'S stockholders who are not affiliates of CANDIE'S.

  The following is a condensed balance sheet of CANDIE'S, Inc. and a condensed statement of operations for the years ended January 31, 1996 and 1995:

                                                 January 31,
                                             1996           1995
   Current assets                       $ 5,968,663     $ 4,104,264
   CANDIE'S trademark                     4,831,466       5,114,282
   Other noncurrent asset s                 945,684       1,071,468

                                        $11,745,813     $10,290,014

   Total liabilities                    $ 6,159,459     $ 5,898,117

   Total stockholders' equity           $ 5,586,354     $ 4,391,897

                                           January 31,
                                             1996           1995
    Revenues                            $ 37,914,127    $ 24,192,133
    Costs and expenses                   (36,860,171)    (26,127,049)
    Extraordinary item (gain on
     extinguishment of debt)                               1,962,175

    Net income                          $  1,053,956    $     27,259



NOTE C - NO EXCUSES TRADEMARK

  On January 7, 1993, the Company sold its No Excuses trademark and certain identified license agreements with respect to the trademark ("Assets") to No Excuses Sportswear, Ltd. ("Buyer" or "NES"), resulting in a gain of $2,452,535. The purchase price for the sale of the Assets was $2,500,000 payable as follows: $750,000 in cash, $1,050,000 ($1,002,535 net of imputed interest) payable in monthly installments through July 1994; and $700,000 payable by the issuance of 10% of the common stock of Buyer. The Buyer had the option, exercisable through January 21, 1993, to repurchase the shares for an aggregate of $700,000 in cash. Furthermore, the Buyer agreed to pay to the Company: (i) on July 5, 1994 an amount equal to $350,000 multiplied by the prime rate in effect on July 1, 1994, and (ii) on January 5, 1995 an amount equal to $350,000 multiplied by the prime rate in effect on January 3, 1995. Thereafter, the Company had the option to require the Buyer to redeem 50% of the Buyer's shares for the price of $350,000 together with a 20% bonus (i.e., $70,000). Finally, the Company had the option, exercisable after January 5, 1996, of requiring the Buyer to redeem any or all of the remaining shares of the Buyer for the original allocated value or pro rata portion thereof. In October 1994, the Company sold its investment in the Buyer for $550,000 in cash and realized a loss on the disposal of its investment of $150,000.

  As additional consideration for the sale of the Assets, the Buyer had agreed to pay the Company fifty percent of all "Net Shared Income" in perpetuity. Net Shared Income means all income received by
  Buyer or its affiliates in connection with "Covered Uses" of the trademark, as defined. On November 3, 1995, the Company and NES settled certain disputes relating to the aforementioned agreements via a settlement agreement (the "Settlement Agreement"), resulting in a gain of $1,062,324. Under the Settlement Agreement, (i) the Company sold to NES for $200,000 down plus $1,000,000 payable over five years ($862,000, net of imputed interest) the Company's right to share in future royalty income received by NES, (ii) the Company paid NES $200,000 in settlement of all amounts due with respect to royalties received for the 1994 calendar year under the Company's license agreements and (iii) the rights under the Company's existing license agreements with respect to periods after January 1, 1995 were revised to provide for (A) the payment by the Company of 20% of royalties under the license agreement with WalMart with respect to sales after July 31, 1997 if the license agreement then expiring is renewed by WalMart and (B) the payment by the Company of 20% of royalties under the license agreement with Mamiye for the period ending July 31, 1997 and the assignment of such license agreement to NES on August 1, 1997. The Settlement Agreement also provides the Company with an option to acquire a license to use the Trademark with respect to footwear products if WalMart does not renew its license agreement with the Company.


NOTE D - NOTE PAYABLE

  Note payable represents amounts due the estate of Charles Cole, the deceased father of the Company's Chairman of the Board and President. At March 31, 1996, the outstanding balance on this note was $400,000 and is in default. Principal payments of $150,000 were made during the year ended March 31, 1996 and an additional $100,000 was paid through May 16, 1996. All interest payments due at March 31, 1996 have been recorded in the Company's financial statements at year-end and are included in accrued expenses and other current liabilities.


NOTE E - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities at March 31, 1996 consist of the following:

    Professional fees                                  $27,244
    Other accrued expenses                              57,395

                                                       $84,639


NOTE F - COMMITMENTS AND CONTINGENCIES

  1. Litigation

     On April 26, 1994, a First Amended Complaint was filed in the United States District Court for the Central District of California, Los Angeles Division, in Los Angeles, California, by Eric Y. Knipe ("Knipe"), against Washington Square Capital, Jack Hart, New Retail Concepts, Inc., and Neil Cole (the Company's President), claiming that the defendants engaged in activities in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and related claims of breach of contract, bad faith denial of contract, fraud, conversion and conspiracy. The Company is named as a defendant only in the RICO, conversion, and conspiracy causes of action, with respect to the Company's activities as a buyer of jeans manufactured at Ready Industries of Puerto Rico, Inc., of which Knipe was a stockholder. Knipe is seeking compensatory damages in excess of $3,000,000, punitive damages, trebling of all damages, attorney's fees, and injunctive relief. On January 16, 1996, the Court dismissed the action against all defendants for failure to state a cause of action with respect to the RICO claims and for failure of diversity jurisdiction with respect to all other claims. The plaintiff has filed an appeal to the Court's dismissal and, on February 16, 1996, initiated a similar action in the Superior Court of the State of California on behalf of himself and his wholly-owned corporation, EYK International. The Company has filed a demurrer to the state court action, but no hearing date has been set. The Company intends to contest the above-mentioned litigation matter vigorously, and management is of the opinion that the outcome will not have a material effect on the financial condition of the Company.

     In October of 1994, a former employee, officer, director and shareholder of the Company commenced an action in the United States District Court for the Southern District of New York against the Company and CANDIE'S, Inc., alleging the existence and breach of employment agreements with the Company and claiming damages for unpaid compensation, bonuses and unreimbursed expenses. The plaintiff claimed damages in excess of $500,000. On June 21, 1995, this suit was settled for (i) $226,000, payable in 36 equal semimonthly installments over eighteen months, which was allocated equally to the Company and CANDIE'S, Inc., and (ii) the Company agreed to acquire 495,000 shares of the Company's common stock held by the plaintiff for $105,000. The Company and CANDIE'S are jointly and severally liable for the $226,000 settlement. Provision for the Company's pro rata share of the settlement of $113,000 was recorded in the March 31, 1995 financial statements. As of March 31, 1996, $113,000 is jointly due and payable under the settlement, of which $56,500 (the Company's pro rata share) is included in accrued expenses. If CANDIE'S is sold or merged, substantially liquidated or disposed of or files for bankruptcy, the entire amount due under the settlement agreement becomes immediately due and payable. Further, if any of the above conditions happen to the Company, one-half of the amount due becomes immediately due and payable.

  2. Employment Contracts

     The Company and its President are party to an employment agreement providing that the President of the Company may spend up to 49% of his time in furtherance of his duties to the Company and provides for an annual salary of $125,000. In addition, the agreement provides the President with an annual incentive bonus, pursuant to which the Company will pay him an amount equal to 5% of the annual pretax net income of the Company, ($63,000 for fiscal 1996), up to $2,000,000 and up to 7-1/2% of the annual pretax net income of the Company, if any, which is in excess of $2,000,000. The Board of Directors additionally authorized a bonus of $125,000 paid and to be paid to the President in monthly installments of $10,417 throughout calendar 1996. Such amounts were accrued in the accompanying financial statements as of March 31, 1996. In July 1995, the Board of Directors granted the President a five-year option to acquire 400,000 shares of the Company's common stock at an exercise price of $.35 per share.

     On November 15, 1994, the Company and its Chief Financial Officer entered into a two-year employment agreement. The agreement states that the Chief Financial Officer shall devote on less than a full-time basis, his attention and ability to his duties as Chief Financial Officer. The agreement provides for an annual salary of $30,000 for the first year of the agreement and $40,000 for the second year of the agreement. In addition, the agreement provides the Chief Financial Officer a bonus equal to 1% of the Company's pretax earnings, and a five-year option to acquire 135,000 shares of the Company's common stock at an exercise price of $.10 per share. The option was granted pursuant to the Company's incentive stock option plan.

  3. Corporate Guaranty and Related Party Transactions

     In July 1994, the Company loaned its Chairman of the Board and President $150,000, which was used to replace cash collateral advanced by the Chairman to a senior lender of CANDIE'S. The loan was repaid in February 1996 together with interest of $3,000. During fiscal years 1995 and 1996, the Company extended various loans to its Chairman which amounted to $94,000 at March 31, 1996 and a loan to its Chief Financial Officer which amounted to $13,507 as of March 31, 1996. On September 15, 1994, the Company executed a limited corporate guaranty of certain rent payments of CANDIE'S in the amount of $150,000, which was reduced to zero at March 31, 1995.


NOTE G - INCOME TAXES

  Significant components of the Company's deferred taxes at March 31, are as follows:

                                               1996           1995
   Deferred tax assets
     Net operating loss carryforward       $6,847,000    $7,065,000
     Legal and litigation accruals               -           90,000

     Bonus accrual                             84,000        68,000
     Alternative minimum tax                   39,000        84,000
     Other                                      1,000         9,000

                                            6,971,000     7,316,000

   Deferred tax liabilities
     Loss in equity of affiliate           $  390,000    $  366,000
     Installment income                       313,000          -

                                            6,268,000     6,950,000

   Less valuation allowance                 6,368,000    (7,050,000)

        Net deferred tax liability         $ (100,000)   $ (100,000)

  SFAS No. 109 requires a valuation allowance against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance at March 31, 1996 and March 31, 1995 primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

  The provision (benefit) for income taxes is comprised of the following:

                                               1996         1995
    Current
      Federal                                             $  952
      State and local                         $3,082       8,657

                                              $3,082      $9,609


  The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                          1996                   1995
                                              Percent                Percent
                                                 of                    of
                                    Amount     income     Amount     income
    Statutory Federal income tax
      rate                        $ 395,795     34.0%    $(40,945)    (34.0)%
    State and city taxes - net
      of Federal tax benefit          3,082      0.3      (15,100)    (12.5)
    Losses not available for
      carryback                        -          -        62,752      52.0
    Utilization of net operating
      loss carryforwards          $(395,795)   (34.0)%

    Underaccrual (overaccrual)
      of prior years' taxes            -         -       $  2,902       2.4%
    Actual provision for income
      taxes                       $   3,082      0.3%    $  9,609       7.9%

  The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate "ownership change." The Company's ability to utilize its net operating loss carryforwards may be limited because of a change in ownership in excess of 50 percentage points.


NOTE H - STOCK OPTION PLAN AND STOCKHOLDERS' EQUITY

  In May 1986, the Company's Board of Directors adopted an Incentive Stock Option Plan. Under the Plan, the Company has reserved 600,000 shares of common stock for issuance to officers and key employees. Options will be granted only to persons who agree to be employed by the Company for a period of at least one year from the date of grant and are immediately exercisable.

  The maximum term of any option is ten years and the option price per share may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options granted to persons owning more than 10% of the voting common stock of the Company may not exceed five years and the option price per share may not be less than 110% of the fair market value of common stock at the date of grant.

  The table below summarizes the activity of the Plan:

                                           Option              Option
                                 1996      price     1995      price
    Outstanding at beginning
      of year                    135,000    $0.10             $  -
    Granted                         -                135,000   0.10

    Outstanding at end of
      year                       135,000     0.10    135,000   0.10

    Exercisable at end of
      year                       135,000     0.10    135,000   0.10

  On January 13, 1995 and June 25, 1995, as compensation for services rendered as directors of the Company, the Company granted to each of the three directors of the Company five-year options to acquire 25,000 (or a total of 75,000 and 75,000, respectively) shares of common stock of the Company at an exercise price of $.20 and $.22 per share, respectively. On May 18, 1995, as compensation for services rendered as a consultant to the Company, five-year options to acquire 100,000 shares of common stock of the Company at an exercise price of $.15 per share were granted. See Note F-2 as to options granted to the President and Chief Financial Officer of the Company. None of the aforementioned options were granted pursuant to the Incentive Stock Option Plan.


NOTE I - MAJOR CUSTOMERS

  The Company derived a significant portion of its license and marketing fees from three major customers. Net revenues attributable to each such customer amounted to 60%, 24% and 16%, respectively, for the year ended March 31, 1996 and 55%, 16% and 11%, respectively, for the year ended March 31, 1995.


NOTE J - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which gives companies a choice of the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") or the fair market value-based method provided in SFAS No. 123. These accounting standards are effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the impact of adopting SFAS No. 121 will not have a material effect on the Company. The Company intends to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 will be the obligation to comply with the new disclosure requirements provided thereunder.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                   PART III

ITEM 9.   DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information regarding  the directors and executive officers of the Company
is set  forth below.   Each  director is  serving until  his successor  is duly
elected and qualified or until his earlier resignation or removal.

Name              Age    Position

Neil Cole          39    Chairman of  the Board  of Directors, President, Chief
                         Executive  Officer,   Chief  Operating   Officer   and
                         Treasurer

Gary Klein         41    Principal Financial Officer

Barry Emanuel      54    Director

Steven Mendelow    53    Director

    Neil Cole has been Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Treasurer since the inception of the Company in 1986. Mr. Cole also serves as President, Chief Executive Officer and a director of Candie's, a publicly traded company, and served as President of El Greco from June 1991 until its merger with and into the Company in 1993. Mr. Cole received his B.A. degree from the University of Florida and a J.D. degree from the Hofstra University School of Law.

     Gary Klein was Chief Financial Officer of the Company from May 1989 to May 1990 and was reappointed Chief Financial Officer in November 1994. Mr. Klein was Vice President of Finance for the Company from May 1990 through November 1994. Mr. Klein is also the Vice President of Finance of Candie's and has served as Vice President of Finance or Chief Financial Officer of Candie's since 1992. Mr. Klein received his B.B.A. degree from George Washington University and he is a certified public accountant.

     Barry Emanuel has been a Director of the Company since April 1, 1992. Mr. Emanuel also serves as a director of Candie's, a publicly traded company. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, a textile manufacturer located in New York, New York. Mr. Emanuel received his B.A. degree from the University of Rhode Island.

     Steven Mendelow has been a Director of the Company since April 1, 1992. For more than the past five years, Mr. Mendelow has been a principal with the accounting firm of Konigsberg Wolf & Co. located in New York, New York. In 1994, Mr. Mendelow reached a settlement with the Securities and Exchange Commission pursuant to which he, without admitting or denying the allegations, agreed to be enjoined from violating Section 7 of the Investment Company Act of 1940 and Section 5 of the Securities Act of 1933 and to pay a fine of $50,000. Mr. Mendelow received his B.S. degree from Bucknell University.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the aggregate compensation paid by the Company for the three fiscal years ended March 31, 1996 to the Company's Chief Executive Officer, the Company's only executive officer whose total compensation exceeded $100,000 during the last fiscal year:

                          SUMMARY COMPENSATION TABLE
 Name and             Fiscal       Annual Compensation (1)        Stock Option
 Principal Position   Year      Salary       Bonus      Other(2)   Grants (3)
 Neil Cole             1996     $150,000     $184,129    $ -      425,000 shares
  Chief Executive      1995      125,502      125,000      -       25,000 shares
  Officer              1994      133,173      125,000     7,450          -
_______________
(1)  The aggregate  amounts of  all perquisites  and other  personal  benefits, securities and  property not  included in  the summary  compensation table or described below  do not  exceed the  lesser of  $50,000 or  10% of the annual compensation.

(2) Other annual compensation consisted of 10,000 shares of common stock paid to each of the three directors, including Mr. Cole, during the 1994 fiscal year.

(3)  During the  1996 fiscal  year, Mr.  Cole was granted an option to purchase
  400,000 shares of common stock as an inducement to enter into a two-year extension to his employment agreement with the Company. During the 1995 and 1996 fiscal years, each of the three directors, including Mr. Cole, was granted an option to purchase 25,000 shares of common stock.


     The following table sets forth certain information relating to stock option grants to the executive officer named above during the fiscal year ended March 31, 1996:


        STOCK OPTION GRANTS DURING THE FISCAL YEAR ENDED MARCH 31, 1996

                Number of       Percent of
                  Shares       Total Option
                Underlying        Shares            Exercise
                 Options        Granted to         Price per       Expiration
 Name            Granted         Employees           Share            Date
 Neil Cole       25,000             6%               $.22            6/20/00
                400,000            94%                .35             7/7/00



     The following table sets forth information as to the unexercised options held by the executive officer named above as of March 31, 1996:

            AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                     Number of         Value of
                                                       Shares        Unexercised
                    Shares                           Underlying        In-the-
                 Acquired on          Value         Unexercised         Money
 Name              Exercise          Received          Options        Options(1)
 Neil Cole            -                 -              450,000        $6,500
_____________

(1) Based on $.34 per share, an average of the closing bid and asked prices on March 31, 1996 reported by the OTC Bulletin Board of The Nasdaq Stock Market, Inc.



Employment Agreement

     The Company is a party to an employment agreement with Neil Cole that expires on December 31, 1996. Pursuant to the agreement, Mr. Cole is to devote up to 49% of his time in furtherance of his duties to the Company and is to receive (i) an annual salary of $125,000, (ii) an amount equal to 5% of annual net pre-tax profits, if any, of the Company up to $2,000,000 and 7.5% of the annual net pre-tax profits, if any, of the Company in excess of $2,000,000 and
(iii) an annual bonus in such amount, if any, as may be authorized by the Board of Directors of the Company.

Compensation of Directors

     Directors receive no cash compensation in their capacity as directors. During the 1996 fiscal year, each of the three directors, including Mr. Cole, was granted an option to purchase 25,000 shares of common stock for $.22 per share.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act is in compliance with all applicable filing requirements.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of June 3, 1996, except as noted, regarding the beneficial ownership of the common stock by (i) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of the Company,
(iii) each executive officer of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

                                    Amount and Nature
Name and                              of Beneficial    Percent of
Address of Beneficial Owner (1)       Ownership (2)    Class (3)

Neil Cole.........................     2,315,714 (4)    36.8%

Steven Mendelow...................       313,000 (5)     5.3%

Barry Emanuel.....................       175,000         3.0%

Gary Klein........................       200,000         3.3%

All directors and executive officers
 as a group.......................     3,003,714 (4)(5) 46.0%
_______________________________

(1) The address of each beneficial owner is c/o the Company, 2975 Westchester Avenue, Purchase, New York 10577.

(2) The number of shares set forth includes the following number of shares with respect to which each individual has the right, exercisable within 60 days, to acquire beneficial ownership upon exercise of options granted by the
  Company:
                                               Number of Shares
       Mr. Cole................................    450,000
       Mr. Mendelow............................     50,000
       Mr. Emanuel.............................     50,000
       Mr. Klein...............................    135,000
       All directors and executive
        officers as a group....................    685,000

(3)  Based on 5,842,039 shares of common stock outstanding on June 3, 1996.

(4) Includes 156,000 shares owned by The Sweet Foundation, Inc., a charitable foundation controlled by Mr. Cole.

(5) Includes 63,000 shares owned by Westlake Foundation, a charitable foundation, with respect to which shares Mr. Mendelow shares voting and dispositive power, and 150,000 shares owned by C&P Associates, a limited partnership controlled by Mr. Mendelow.


ITEM 12.  CERTAIN RELATIONS AND RELATED TRANSACTIONS.

     Neil Cole, the President, Chief Executive Officer and Chairman of the Board, a director and the beneficial owner of 2,315,714 shares of the common stock of the Company, is also the President, Chief Executive Officer, a director and the beneficial owner of 30.3% of the common stock of Candie's.

     The Company and Candie's have in effect a Services Allocation Agreement pursuant to which Candie's provides the Company with certain business services and the Company pays Candie's an allocable portion of the expenses, including employees' salaries, associated with such services. Pursuant to such agreement, the Company paid Candie's approximately $56,000 and $74,000, respectively, for the two fiscal years ended March 31, 1996 and 1995. The Company and Candie's also have in effect an Amended and Restated Affiliated Transactions Agreement pursuant to which they have agreed that they will not enter into certain transactions without the approval of either a majority of the disinterested members of the Board of Directors of Candie's or a majority of the stockholders of Candie's who are not affiliates of the Company.

     During the  1995 and 1996 fiscal years, the Company extended various loans
to Mr.  Cole.   The principal amount of all outstanding loans at March 31, 1996 was $94,100.

     The Company  is in  default on  a promissory note payable to the estate of
Charles Cole,  the deceased  father of  Neil Cole.   As  of May  31, 1996,  the
outstanding principal amount of such note was $300,000.

     On February  1, 1995,  the Company  entered  into  a  Securities  Purchase
Agreement with Candie's pursuant to which the Company loaned Candie's an aggregate of $600,000, extended Candie's a $200,000 line of credit and received in partial consideration therefor a warrant to purchase 700,000 shares of the common stock of Candie's for $1.2375 per share. During the 1996 fiscal year, the $600,000 loan was repaid in full, together with approximately $33,500 in interest, and the $200,000 line of credit expired in accordance with its terms.

     On October 6, 1994, in connection with a private placement offering of common stock by Candie's, the Company entered into an Exchange Agreement pursuant to which the Company acquired for $100,000 (i) 86,956 shares of the common stock of Candie's and (ii) an option to purchase 100,000 additional shares of the common stock of Candie's for $1.15 per share.

     On September 15, 1994, the Company executed a limited corporate guaranty of certain rent payments of Candie's in the amount of $150,000. Such guaranteed amount was reduced each month to the extent that Candie's made rent payments and was zero at March 31, 1996.

     In July of 1994, the Company loaned to Mr. Cole $150,000 which was used to replace cash collateral advanced by Mr. Cole in favor of a senior lender to Candie's. The loan was repaid in February of 1995, together with interest of $3,000.

     Effective as of May 16, 1994, the Company accepted 240,740 shares of the common stock of Candie's in full payment of a subordinated note of Candie's in the principal amount of $325,000.


                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b)  Reports on Form 8-K:

          During the three months ended March 31, 1995, no reports on Form 8-K were filed by the Company.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEW RETAIL CONCEPTS, INC.


                               by /s/ Neil Cole
                              Neil Cole, President
Dated:  June 25, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


/s/ Neil Cole          Chairman of the Board of      June 25, 1996
     Neil Cole         Directors, President and
                       Treasurer (Principal Executive
                       and Accounting Officer)


/s/ Gary Klein         Principal Financial Officer   June 25, 1996
     Gary Klein


/s/ Steve Mendelow     Director                      June 25, 1996
   Steve Mendelow


/s/ Barry Emanuel      Director                      June 25, 1996
   Barry Emanuel


                               INDEX TO EXHIBITS

Exhibit
 Number                 Description
   3.1      Certificate of Incorporation of the Company (1)
   3.2 Certificate of Amendment to the Certificate of Incorporation of the Company (2)
   3.3      By-Laws of the Company (1)
  10.1      1986 Incentive Stock Option Plan of the Company (1)
  10.2 Employment Agreement dated as of January 1, 1989 between the Company and Neil Cole, as amended (3)
  10.3 Amendment to Employment Agreement, as amended, dated as of June 18, 1991 between the Company and Neil Cole (4)
  10.4 Amendment No. 2 to Employment Agreement, as amended, dated as of March 3, 1993 between the Company and Neil Cole (4)
  10.5 Services Allocation Agreement dated as of March 3, 1993 between the Company and Candie's, Inc. (4)
  10.6 Agreement dated as of April 1, 1992, between the Company and Wal-Mart Stores, Inc. (5)
  10.7 Registration Rights Agreement between the Company and Candie's, Inc., dated as of May 16, 1994 (6)
  10.8 Amended and Restated Affiliate Transactions Agreement between the Company and Candie's, Inc. dated January 30, 1995 (7)
  10.9 Securities Purchase Agreement between the Company and Candie's, Inc. dated February 1, 1995 (7)
  10.10 Amendment No. 3 to Employment Agreement between the Company and Neil Cole dated June 28, 1995 (6)
  10.11 Employment Agreement between the Company and Gary Klein dated November 15, 1994 (6)
  10.12 Limited Corporate Guaranty of the Company in favor of Principal Mutual Life Insurance Company dated July 27, 1994 (6)
  10.13 Option Certificate issued by Candie's, Inc. in favor of the Company dated as of October 6, 1994 (6)
  10.14 8% Convertible Note issued by Candie's, Inc. in favor of the Company dated November 21, 1994 (6)
  10.15 Settlement Agreement dated as of November 3, 1995 between the Company and No Excuses Sportswear, Ltd.
  11.       Computation of Earnings (Loss) Per Share.
  27.       Financial Data Schedule.
_________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-7373-NY) filed with the Securities and Exchange Commission on September 18, 1986
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995
(7) Incorporated by reference to the Company's Current Report of the Company on Form 8-K dated January 30, 1995

Exhibit 10.15

                       SETTLEMENT AGREEMENT



          AGREEMENT dated as of November 3, 1995 between New Retail

Concepts, Inc. ("NRC"), a Delaware corporation with offices at 2975

Westchester Avenue,  Purchase,  New  York  10577,  and  No  Excuses

Sportswear, Ltd.  ("NES"), a  New York  corporation with offices at

1411 Broadway, New York, New York 10018.



                       W I T N E S S E T H:



          WHEREAS, NRC  and NES  are parties  to a certain Purchase

and Sale  Agreement dated  as of  December 31,  1992 (the "Purchase

Agreement"), pursuant  to which,  among other things, NES purchased from NRC the "No Excuses" trademark (the "Trademark").

          WHEREAS, in  connection with  the Purchase  Agreement and

simultaneously  therewith,  the  parties  entered  into  a  license agreement (the "Master License"), pursuant to which NES licensed to

NRC the  right to  utilize the  Trademark to  sublicense  the  then existing licensees  of NRC under license agreements relating to the

Trademark  (such   licensees  being   herein  referred  to  as  the

"Sublicensees" and such license agreements being herein referred to as the "Sublicenses").

          WHEREAS, the parties have made certain demands and claims

against  each   other  relating  to  their  respective  rights  and

obligations under the Purchase Agreement and the Master License and desire to  settle all  disputes and claims existing between them in consideration of  the payments  and mutual  agreements provided for herein.

          NOW, THEREFORE, the parties agree as follows:



          1.   Purchase Agreement; Additional Consideration.

          1.1  In satisfaction  of all claims by NRC for payment by

NES of  Additional Consideration (as provided for and defined under paragraph 3  of the  Purchase Agreement), NES hereby purchases from

NRC, and  NRC hereby  sells  to  NES,  subject  to  the  terms  and conditions hereof,  all right,  title and interest of NRC in and to such Additional Consideration.

          1.2  The total  purchase price  payable by NES to NRC for

its right  to the  Additional  Consideration  is  One  Million  Two

Hundred Thousand  ($1,200,000.00) Dollars  (the "Purchase  Price"),

which shall be payable as follows:

               (a)  The sum  of Two  Hundred Thousand ($200,000.00)

Dollars has  been paid simultaneously herewith, receipt of which is hereby acknowledged by NRC, subject to collection of any checks.

               (b)  The  balance  of  One  Million  ($1,000,000.00)

Dollars ("Balance of the Purchase Price") shall be payable, without

interest, in  twenty   (20)   consecutive quarterly installments of

Fifty Thousand  ($50,000.00) Dollars  each, commencing  on March 1,

1996 and  continuing on  the first  day of  each  June,  September,

December and  March thereafter up to and including December 1, 2000

(each of  the three  month periods commencing on the dates referred to are the "Quarterly Periods").

          Notwithstanding the  foregoing, if  during any  Quarterly

Period fifty  (50%) percent  of the Net Shared Income (as that term is defined by paragraph 3(a)(i) of the Purchase Agreement) received

by  NES   during  such  Quarterly  Period  exceeds  Fifty  Thousand

($50,000.00) Dollars, NES will pay the amount of any such excess to

NRC as  a partial  prepayment of the Balance of the Purchase Price,

any such  prepayment to  be applied  to the Balance of the Purchase

Price in  inverse order  of the  maturity of  the installments  due

thereon.   Any such prepayment will be made within thirty (30) days

after the Quarterly Period for which it is applicable.

          1.3  The Purchase Price payable by NES for the Additional

Consideration under this Article 1 shall constitute satisfaction in full of all obligations whatsoever of NES for payment to NRC of any

Additional Consideration  provided by  the Purchase  Agreement.  In addition, the parties agree that in consideration of the payment of the Purchase Price and the other mutual covenants contained herein,

all rights  and obligations  of  the  parties  under  the  Purchase

Agreement are  hereby terminated,  except that  the  parties  shall remain liable for the Excluded Obligations hereinafter defined.

          1.4  NRC represents and warrants to NES that its interest

in the Additional Consideration has been sold to NES hereunder free and clear of all liens, encumbrances and claims whatsoever.



          2.   Fees Due Under Master License.

          In satisfaction  of all  claims by NES for payment by NRC

of fees  due under  paragraph 6.1(a)  of the Master License for all

periods  through   and  including   December  31,   1994,  NRC  has

simultaneously herewith paid to NES the sum of Two Hundred Thousand

($200,000.00) Dollars,  receipt of  which is  acknowledged  by  NES subject to  collection of  any checks.  NES further agrees that NRC will have  no liability  for fees due under paragraph 6.1(a) of the

Master License  for periods  from and after January 1, 1995, except as otherwise provided by Section 3.1 hereof.



          3.   Additional Provisions Relating to Master License.

          3.1  Paragraph 6.1(a)  of the  Master License  is  hereby

amended with  respect to  fees payable by NRC to NES from and after

January 1,  i995 in connection with the Sublicenses between NRC and the following Sublicensees: Wal-Mart Stores Inc. ("Walmart") Mamiye

Sales Inc. ("Mamiye") and Inner Secrets, Inc. ("ISI"):

               (a)  With respect  to the  Walmart Sublicense, it is

agreed that  no fees will be payable to NES for payments applicable to any  period during  the initial  term of  such Sublicense, which expires on July 31, 1997.  If the Walmart Sublicense is renewed for any period  thereafter, all payments made by Walmart for any period or term  of the  renewal will be shared eighty (80%) percent by NRC

and twenty  (20%) percent  by NES.   All  payments due to NES under

this paragraph  shall be  accounted for and paid in accordance with paragraph 7 of the Master License.

               (b)  With respect  to  the  Mamiye  Sublicense,  all

payments made  by Mamiye  thereunder for the period from January 1,

1995 through  July 31,  1997 will be shared eighty (80%) percent by

NRC and twenty (20%) percent by NES.  Effective August 1, 1997, NRC will assign  to NES  all of its right, title and interest in and to the Mamiye  Sublicense and all amounts payable by Mamiye thereunder for any  periods from  and after  August 1,  1997 will  be the sole property of NES.  NRC will simultaneously herewith render to NES an accounting as  to any amounts due to it under the Mamiye Sublicense for the  period January  1, 1995  through June  30, 1995.  However,

payment of  any amounts due NES under the Mamiye Sublicense for the year 1995  will be applied to the payment of the installment of the

Purchase Price  payable to  NRC on March 1, 1996.  All payments due to NES  for subsequent  periods will be first applied to reduce the

Purchase Price, as installments thereof become due, and any balance

shall be  payable to  NES.   Whether or  not any  payments are made

directly to  NES, NRC will continue to render accountings to NES in accordance with paragraph 7 of the Master License.

               (c)  With respect  to the  ISI Sublicense,  no  fees

will be  payable to  NES for  payments applicable  to  any  periods

through July  31, 1997.   Effective August 1, 1997, NRC will assign

to NES  all of  its right,  title and  interest in  and to  the ISI

Sublicense and  all amounts  payable  by  ISI  thereunder  for  any periods from  and after August 1, 1997 will be the sole property of

NES.

          3.2  Except as  expressly provided by Sections 2 and 3 of

this agreement,  nothing herein  contained is intended to modify or diminish the rights and obligations of the parties under the Master

License.
          4.   Representations    and     Agreements     Concerning
               Sublicenses.


          4.1  To induce NES to agree to the provisions of Sections

2 and  3 of this agreement, NRC represents and warrants to NES that

(a) the  Sublicenses with  Walmart, Mamiye  and ISI  are  the  only

Sublicenses remaining  in effect  under the Master License, and (b)

NRC will,  upon request,  furnish NES with true and complete copies of all Sublicenses and all amendments and modifications thereof.

          4.2  NRC further  agrees that it will not modify or amend

any existing Sublicense in any respect except as otherwise provided

by this  Section 4.2.   NRC  shall  not  extend  the  term  of  any

Sublicense except  for renewals which are specifically provided for

by the  Sublicense.   There shall  be no  amendment of a Sublicense

which results  in the  receipt by  NRC of  any direct  or  indirect consideration in a form other than license royalties.

               (a)  NRC will  have the right to modify or amend the

provisions of  a Sublicense  which do not affect the monetary terms

thereof  without   the  consent  of  NES,  but  only  if  any  such

modification or  amendment is  implemented for  bona fide  business purposes, does  not have  any adverse  effect on  NES or  on  NES's rights and  interest with  respect to  the Trademark  and does  not

extend the  term of  the Sublicense.   NRC  will  give  NES  prompt

written notice  of any  modification or  amendment of  a Sublicense entered into  in accordance  with this  paragraph, together  with a copy thereof.

               (b)  NRC  will  not  modify  or  amend  any  of  the

monetary terms  of the Mamiye Sublicense in any respect without the prior written  consent of NES.  Except as provided below, NRC shall not modify  or amend  the monetary provisions of the ISI or Walmart

Sublicense without  the prior  written consent  of NES  and, in any event, no  such modification  or amendment will be permitted unless

(i) it is made in good faith, (ii) it affects royalty payments only during the  term (including  extensions) for which NRC is acting as sublicensor of  the Sublicensee under the Master License, and (iii)

it does not directly or indirectly provide for or create any result which would  deprive NES  of its  rightful  share  of  revenues  or royalties  from  the  Sublicensee  or  otherwise  have  an  adverse

economic effect  on NES.   Notwithstanding  the foregoing,  NRC may

modify the  monetary provisions  of the  ISI Sublease  for the term thereof  expiring  July  31,  1997  and  may  modify  the  monetary provisions of  the Walmart Sublicense for the existing term and any renewal term  thereof, in  either case  without the  prior  written consent of  NES, provided that in no event will the amounts payable to NES thereunder for periods from and after August 1, 1997 be less than the  greater of  (x) the  amount payable  to NES  with respect thereto in  accordance with  the terms of the Master License as the

Walmart Sublicense  may be  modified pursuant to this paragraph, or

(y) the  sum of  Forty Thousand ($40,000.00) Dollars per year.  NRC will  give  NES  prompt  written  notice  of  any  modification  or amendment of  a Sublicense  entered into  in accordance  with  this paragraph, together with a copy thereof.

          5.   Footwear License.

          Provided that NRC is not then in default under any of the

terms and conditions of this agreement or the Master License, after expiration  of  any  applicable  notice  and  grace  periods,  upon expiration or termination of the Walmart Sublicense, NES will enter into a  license agreement with NRC, if NRC so elects and so desires by notifying  NES in writing on or before April 30, 1997 to utilize the Trademark,  for the  manufacture and sale of men's, women's and children's footwear  products, upon  the terms  and conditions  set forth in  Exhibit A  annexed hereto  (the "Footwear License").  The

Footwear License  will provide  for an initial term of three years,

with one  three-year renewal  option in  favor of  NRC  if  Walmart renews the Walmart Sublicense beyond the present term expiring July

31, 1997,  and two  three-year renewal  options in  favor of NRC if

Walmart does  not renew  the Walmart  Sublicense beyond the present term existing  July 31, 1997, all upon the terms and conditions set forth in Exhibit A.



          6.   Release Provisions.

          6.1  In consideration of the monies payable hereunder and

the other mutual promises herein contained:

          (a)  NES  does   hereby  remise,   release  and   forever

discharge,  and   by  these  presents  does,  for  itself  and  its

successors and  assigns, release  and forever discharge each of NRC and its  subsidiaries and  affiliates and  their respective agents,

directors, shareholders,  officers and employees, personally and as agents, officers, directors, shareholders and employees, and all of the respective  heirs, executors,  administrators,  successors  and assigns of  all of the foregoing (collectively, "NRC Releasees") of and from  any and  all manner  of action  and actions,  claims  and

causes  of   actions,  sums   of   money,   covenants,   contracts,

controversies, agreements,  promises, damages,  claims and  demands whatsoever, in  law or in equity, which NES ever had, may have had,

now has  or which  it or its successors or assigns hereinafter can,

shall or  may have, against any of the NRC Releasees at any time to and including  the date of the execution of this agreement, whether known or unknown, asserted or unasserted, suspected or unsuspected;

provided, however, that the release set forth in this paragraph (i)

shall not  apply to any claims or causes of action arising out of a default with  respect to  any obligation  of  NRC  provided  by  or pursuant to  this agreement or any agreement or instrument executed in connection  herewith, and  (ii)  excludes  any  release  of  the

Excluded Obligations defined in Section 6.2.

               (b)  NRC does  hereby remise,  release  and  forever

discharge,  and   by  these  presents  does,  for  itself  and  its

successors and  assigns, remise,  release and forever discharge NES and its  subsidiaries and  affiliates and  their respective agents,

directors, shareholders,  officers and employees, personally and as agents, officer, directors, shareholders and employees, and all the respective heirs, executors, administrators, successors and assigns of each  of the  foregoing (collectively,  "NES Releasees"), of and from all and all manner of action and actions, claims and causes of

actions,  sums   of  money,  covenants,  contracts,  controversies,

agreements, promises,  damages, claims  and demands  whatsoever, in law or  in equity,  which NRC  ever had,  may have  had, now has or which it or its successors or assigns hereinafter can, shall or may have against  any of the NES Releasees at any time to and including the date  of the  execution of  this agreement,  whether  known  or

unknown,  asserted   or  unasserted,   suspected  or   unsuspected;

provided, however, that the release set forth in this paragraph (i)

shall not  apply to any claims or causes of action arising out of a default with  respect to  any obligation provided by or pursuant to

this  agreement   or  any   agreement  or  instrument  executed  in

connection herewith,  and (ii) excludes any release of the Excluded

Obligations defined in Section 6.2.

          6.2  Notwithstanding the  provisions of  Section 6.1, the

parties acknowledge  and  agree  that  the  releases  provided  for therein shall  not be  applicable to  any  of  the  following  (the

"Excluded Obligations"),  arising out of any acts or state of facts occurring prior to the date of this agreement:

               (a)  Any obligations  of  NRC  arising  out  of  any

claims by  third parties  against NES  for which NES is entitled to indemnification under  the Purchase  Agreement or  relating to  any acts  or  omissions  by  NRC  in  connection  with  any  activities conducted by it under the Master License.

               (b)  Any obligations of NES arising out of claims by

third  parties   against  NRC   for  which   NRC  is   entitled  to

indemnification under the Purchase Agreement.

               (c)  Any obligations of the parties arising out of

the Master License other than those payment obligations and other obligations which are provided for in Sections 2 and 3 hereof.



          7.   Default Provisions.

          7.1  If NES  fails to pay any installment of the Purchase

Price when  same becomes  due and  payable and  if any such default continues for  a period  of twenty  (20) days or more after written notice of  such default from NRC, the then remaining Balance of the

Purchase Price  shall, at  the option  of NRC, thereupon become due

and payable.   Upon  such acceleration  of the maturity of payment,

the Balance of the Purchase Price shall bear interest from the date of default  at a  rate equal to the lesser of five (5%) percent per annum in  excess of the prime rate of The Republic National Bank of

New York  in effect  from time  to time  (the "Prime  Rate") or the highest rate  of interest  permitted by applicable law.  NES agrees that upon  any such  default in  payment and acceleration, NRC will have a  right of  offset as  to any  monies owed  to NES under this agreement or the Master License or the Footwear License.

     7.2  To secure  the obligations  of NES  to pay the Balance of the Purchase  Price to  NRC in  accordance with  the terms  of this agreement, NES  hereby grants  to NRC  a security  interest in NES'

right, title  and interest  in and  to the Trademark, such security

interest  being   granted  expressly   subject  to  the  terms  and

conditions  of   this  Section   7.2  (the  "Subordinated  Security

Interest").   NES will  promptly after request, execute and deliver

to  NRC   UCC-1  financing  statements,  and  any  other  documents

reasonably required,  to enable  NRC to  perfect  the  Subordinated

Security Interest  in such  UCC filing  offices as  NRC  reasonably requests.  If payment of the Balance of the Purchase Price has been duly accelerated by NRC pursuant to Section 7.1, NES will assign to

NRC the  net proceeds  payable to  NES pursuant  to any Sublicenses which NRC  theretofore assigned  to NES  in accordance with Section

3.1  hereof,   such  assignment  to  remain  in  effect  until  all

obligations of NES to NRC have been satisfied.

               (a)  The Subordinated Security Interest is and shall

be subordinate  in lien  to any lien or security interest presently held or hereafter granted to any present or future institutional or other bona fide third-party lender of NES.

               (b)  Notwithstanding    the    granting    of    the

Subordinated Security  Interest, NES  shall have the right, without limitation, to  enter into  any and  all agreements with respect to the licensing  or sublicensing  of the  Trademark, and  any and all amendments and  modifications thereto, as it deems advisable in its sole and  absolute discretion  without any  consent of or notice to

NRC, and the Subordinated Security Interest shall be subordinate to such licensing  or sublicensing  agreements which  shall remain  in effect in  accordance with their terms if NRC forecloses against or levies upon  the Subordinated  Security Interest in accordance with this agreement.

               (c)  NES will at all times have the right to sell or

assign its  interest in  the Trademark,  in whole  or part, on such

terms  and   conditions  as  it  deems  advisable  subject  to  the

Subordinated Security  Interest held  by NRC,  and subject  to  any other  rights  with  respect  to  the  Trademark  granted  by  this agreement or by the Master Lease as herein amended.

               (d)  Upon any  default by  NES  in  payment  of  the

Balance of  the Purchase  Price, after expiration of any applicable notice and grace periods, NRC shall be entitled, in addition to any other remedies  available to  it at law or equity, to exercise such rights with  respect to  the Subordinated  Security Interest as are granted to  a secured party under Article 9 of the New York Uniform

Commercial Code,  provided that  NRC shall  not have  the right  to foreclose against  or levy  upon the Subordinated Security Interest at any  time during  which any third party holds a lien or security

interest  in   the  Trademark   which  is  prior  in  lien  to  the

Subordinated Security  Interest under  the terms hereof or pursuant to applicable  law (a  "Prior Lienor")  unless and  until the Prior

Lienor first  takes action  to foreclose  against or  levy upon its security interest.

               (e)  The provisions  of this  Section  7.2  and  the

subordination of  NRC's security interest in the Trademark shall be self-operative and  no further  documents or  instruments  will  be

necessary to  effectuate such  subordination.   Notwithstanding the

foregoing, (i)  NRC will  upon request promptly execute and deliver such documentation  as may  be reasonably necessary or advisable to confirm such  subordination ("Reasonable  Confirmation"), and  (ii)

NRC hereby appoints NES as its attorney-in-fact with full authority to execute  and deliver  such Reasonable  Confirmation on behalf of

NRC, such  power of  attorney being  coupled with  an interest  and irrevocable to the extent permitted by applicable law.

          7.3  If NRC defaults in any of its obligations under this

agreement or  the Master License or the Footwear License and if any

such default  continues for  a period  of thirty  (30) days or more after notice by NES, NES will thereupon have the right, in addition to all  other rights and remedies available to it at law or equity,

(a) to terminate the Master License if it is then in effect, (b) to terminate NRC's  right to  enter into the Footwear License pursuant to Section  5 if  it is not yet in effect, and (c) to terminate the

Footwear License  if it  is then  in effect.  In any such event all rights of  NRC with  respect to  the  Trademark  shall  immediately thereupon revert  to NES,  and the  Subordinated Security  Interest provided by  Section 7.2  shall be deemed to have terminated in all

respects.   NRC will  promptly upon request execute and deliver all

such documents and instruments reasonably necessary or advisable to confirm that  all rights  of NRC  with respect to the Trademark and the Subordinated  Security interest have been terminated.  Upon any such default,  all obligations  of NRC  to NES shall thereupon bear interest at  an annual  rate equal  to two  (2%) percent  above the

Prime Rate  in effect  from time to time.  In the event of any such default by  NRC, the  Balance of  the Purchase Price, if any, shall nevertheless continue  to be paid to NRC in accordance with Section

1.2, subject,  however, to  the offset  rights and any other rights provided to NES hereunder.

          7.4  If either  party defaults  in its obligations to the

other  party,   the  defaulting  party  shall  be  liable  for  all

reasonable  collection   costs,  including   attorneys   fees   and

disbursements incurred by the other party.

          7.5  If either  (a) NES  is in default in payments due to

NRC on  account of  the Purchase Price, or (b) NRC is in default in payments due  to NES  pursuant to  the Master  License,  as  hereby amended, or  the Footwear  License, then  the non-defaulting  party shall have  the right  to offset  the amount of any such payment it owes to  the defaulting party by the amount which is in default.  A party exercising  such offset  right will promptly notify the other party thereof,  setting forth the details and amounts involved.  No such offset  will be  deemed to  cure a default unless agreed to by the non-defaulting party.



          8.   Miscellaneous.

          8.1  At the request of either party, the other party will

promptly do  or cause  to be done, and execute and deliver all such further documents  and instruments,  as may be reasonably necessary or advisable  to  carry  out  the  intents  and  purposes  of  this agreement.

          8.2  This agreement  shall be  binding upon  and inure to

the benefit of parties and their respective successors and assigns.

None of  the terms  of this  agreement can  be waived  or  modified except expressly  by a  writing signed  by  all  affected  parties.

Nothing contained  herein shall  be deemed  to permit NRC to assign its rights under the Master License or the Footwear License.

          8.3  This agreement  shall be  construed and  governed in

accordance with  the laws  of the  State of New York, regardless of the place or places of its physical execution and performance.

          8.4  Any  notice   or  other   communication  under  this

agreement shall  be in  writing and  shall be considered given when personally delivered,  sent by confirmed telefax transmission or by a nationally  recognized overnight  courier service or when mailed,

registered or  certified mail,  return receipt  requested,  to  the parties at  the addresses  set  forth  at  the  beginning  of  this agreement (or  to such  other address  as a  party may,  by similar notice, specify to the others).

          Any notices hereunder to NRC shall be simultaneously sent

to Phillips Nizer Benjamin Krim & Ballon, L.L.P., 666 Fifth Avenue,

New York,  New York  10103, Attention:  Andrew J. Tunick, Esq.  Any

notices hereunder  to NES shall be simultaneously sent to Fishbach,

Hertan &  Ives,  919  Third  Avenue,  New  York,  New  York  10022,

Attention:  Myron Fishbach, Esq.

          8.5   The parties  consent to  the  jurisdiction  of  the

Supreme Court  of the  State of  New York, New York County, and the

United States  District Court for the Southern District of New York

for all purposes in connection with any proceeding or proceeding to be commenced  hereunder or in connection with this agreement or any document executed in connection herewith.  The parties consent that any process  or notice  of motion or other application to either of said courts  and any  pleading or  other document  to be  served in connection with  any proceeding  may be  served by  certified mail,

return receipt  requested or  by personal  service or in such other manner as  may be  permissible under  the rules  of the  applicable court provided a reasonable time for appearance is allowed.

      IN WITNESS  WHEREOF, the parties have executed this agreement on the date first above written.

                                        NEW RETAIL CONCEPTS, INC.



                                        By:



                                        NO EXCUSES SPORTSWEAR, LTD



                                        By:
























                             EXHIBIT A


                    TRADEMARK LICENSE AGREEMENT



          AGREEMENT dated                 , 19_ , by and between No

Excuses Sportswear,  Ltd. ("Licensor"), a New York corporation with offices at  1411 Broadway, New York, New York 10018, and New Retail

Concepts, Inc. ("Licensee"), a Delaware corporation with offices at

60 West 40th Street, New York, New York 10018.



                       W I T N E S S E T H:



          WHEREAS, Licensor  is the  owner of  a certain trademark,

which  trademark   and  the   registrations   therefor   are   more

particularly described  in Schedule  A annexed  hereto  (Licensor's right, title  and interest  in and  to  the  said  trademark  being hereinafter referred  to as the "Property"), and the parties desire to enter into an agreement with regard to the licensing to Licensee of the rights to utilize the Property.

          In consideration  of the  mutual covenants and agreements

hereinafter contained  on the part of each of the parties hereto to be kept,  observed and  performed, the  parties hereto covenant and agree as follows:



         1.    Grant of License.

          (a)  Subject  to  the  terms  and  conditions  set  forth

herein, Licensor  hereby grants  to Licensee,  and Licensee  hereby accepts  from  Licensor,  the  exclusive  license  to  utilize  the

Property in  the Territory described herein during the term of this agreement, solely  in connection with the manufacture, distribution and sale  of men's,  women's and  children's footwear products (the

"Articles").

          (b)  Subject to  the prior  written consent  of Licensor,

which consent  will not  be unreasonably  withheld, Licensee  shall have the  right to  enter into  sublicenses with  one or more third parties for the manufacture, distribution and sale of any Articles,

provided that  any  sublicense  shall  be  subject  to  the  terms,

conditions  and  covenants  of  this  agreement.    Any  sublicense

agreement  entered   into  by  Licensee  shall  contain  terms  and

conditions which do not conflict and are not inconsistent with this agreement, and  shall require  the sublicensee  to comply  with all applicable terms  and conditions of this agreement.  Licensee shall give notice  of any  proposed sublicense  agreement to Licensor and will  provide  to  Licensor  a  copy  of  any  proposed  sublicense agreement and  such information concerning the proposed transaction

and  the   experience  and  financial  condition  of  the  proposed

sublicensee as Licensor may reasonably request.

          (c)  The license hereby granted shall be used only in the

Territory set  forth in  Schedule A hereto.  The Licensee shall not make use  of or  authorize the  use of  the  Property  outside  the

Territory nor  will it  manufacture or sell to anyone for resale or use outside  the Territory  the Property or any Articles covered by this agreement,  except that  the Licensee may manufacture or cause

Articles to  be manufactured  outside the  Territory solely for use within the Territory.



          2.   Term.

           This agreement  shall commence  on the  date hereof  and

shall continue  for a period of three (3) years, through July ____,

_____, unless  sooner terminated  in accordance  with the  terms of this agreement.

          Provided Licensee is not in default hereunder at the time

of renewal,  after expiration  of any  applicable notice  and grace periods, Licensee  shall have the right to renew this agreement for an additional  term of  three (3)  years  upon  written  notice  to

Licensor which  must be  given at least six (6) months prior to the

expiration of  the initial  term hereof.   Said renewal shall be on

the same  terms and  conditions as  provided herein for the initial term, except for the royalties provided by paragraph 3 hereof. [NOTE: Per Section 5 of the Settlement Agreement, if Walmart does not renew its sublicense agreement, Licensee will have one additional three-year option to be exercised at least six months prior to expiration of the first renewal term and provided it is not then in default hereunder beyond any applicable notice and grace periods.]



          3.   Royalties.

          In  consideration   of  the   rights  granted  hereunder,

Licensee shall pay Licensor the following royalties:

               (a)  The   total  sum   of  Three  Hundred  Thousand

($300,000.00) Dollars  for the  initial three (3) year term of this agreement, which  sum has been paid to Licensor simultaneously with the execution of this agreement.

               (b)  The  total   sum  of   Five  Hundred   Thousand

($500,000.00) Dollars  for the  three (3) year renewal term of this agreement, if  renewed as  hereinabove provided, which sum shall be payable to  Licensor as follows: one-third thereof ($166,667) shall be payable upon exercise by Licensee of its renewal option pursuant to paragraph  2, and  the remaining  two-thirds thereof  ($333,333)

shall be payable upon commencement of the renewal term.
[NOTE: Total royalty for second renewal term, if any, will be $400,000, one-third of which ($133,333) will be payable upon exercise of the option for the second renewal term and the balance of which ($266,667) will be payable upon commencement of the second renewal term.]


          In no  event will  any portion  of  the  royalty  payable

hereunder for the initial or any renewal term hereof be refunded as a result  of any  termination of this agreement, except as provided in Schedule B with respect to a termination under paragraph 11.

              (c)   Notwithstanding the  provisions for payments of

royalties provided  by paragraph  3(b), if  at commencement  of the initial  term  or  any  renewal  term  hereof  ("Applicable  Term")

Licensor is  then indebted  to Licensee  for  any  portion  of  the

Purchase Price provided by paragraph 1.2 of that certain Settlement

Agreement dated  August   , 1995 between Licensor and Licensee, the

royalty payment for the Applicable Term will be made in three equal

installments,  the   first  of   which  will   be  payable  at  the

commencement of  the initial  term and  the date of the exercise of the option  for each renewal term and the remaining installments of

which  shall   be  payable   on  each   of  the  first  and  second

anniversaries of  the commencement  of the  Applicable Term.  If at any time,  however, during  the Applicable  Term the  said Purchase

Price is  paid in  full, the unpaid balance of the royalty for that

Applicable Term will immediately thereupon become due and payable.

          4.   Goodwill.

          Licensee agrees that it will not, during the term of this

agreement or  thereafter, attack  the title or any of the rights of

Licensor in  and to the Property or injure or discredit such rights of Licensor.



          5.   Infringement.

          (a)  Licensee agrees  to assist  Licensor  at  Licensor's

sole cost  and expense  to the  extent reasonably necessary for the protection of  any of  Licensor's rights  in and  to the  Property.

Licensee shall  notify Licensor  in writing  of any infringement or imitations by  others of  the Property which may come to Licensee's attention, and  Licensee shall  have the  right to  take action  on account of  any such  infringements or  imitations only if Licensor shall give  its written  consent thereto, which consent will not be unreasonably withheld or delayed.

          (b)  Licensor  shall   take  such   action  as  it  deems

advisable for  the protection  of its rights in and to the Property and, if  requested to  do so  by Licensor, Licensee shall cooperate with Licensor  in all  respects, at  Licensor's expense,  including without limitation  by being  a plaintiff  or co-plaintiff  in  any legal action  brought by  Licensor, and  by causing its officers to

execute pleadings  and other  necessary documents.   In  no  event,

however, shall  Licensor be required to take any action if it deems it inadvisable  to do so.  If Licensor deems it inadvisable to take any such  action, Licensee  may then  take such  action at  its own expense provided  it first obtains the written consent of Licensor,

which consent  will not  be unreasonably  withheld or delayed.  Any award recovered  by Licensor  and/or Licensee in any such action or proceeding brought  by Licensor shall belong solely and exclusively

to Licensor.   Any  award recovered  by Licensor and/or Licensee in

any action  or proceeding  brought by  Licensee as permitted herein shall first  be applied  to any  out-of-pocket expenses incurred by

Licensor and  Licensee in  connection with  the prosecution of such action or  proceeding and  the  balance  shall  be  shared  by  the parties, seventy  five (75%)  percent by  Licensee and  twenty five

(25%) percent by Licensor.

          (c)  Licensor shall have the right to defend, at its cost

and expense,  and with  counsel of  its own  choice, any  action or proceeding brought  against Licensee  for any  alleged infringement arising out  of Licensee's  use of  the Property in accordance with the provisions of this agreement.



          6.   Registration.

          Licensee shall  cooperate  with  Licensor  at  Licensor's

expense in  the execution,  filing and  prosecution of  any patent,

trademark or  copyright applications  that Licensor  may desire  or file with  respect to  the Property  and-  any  goods  or  products developed in  connection therewith,  and for that purposes Licensee

shall  supply   to  Licensor   from  time  to  time  such  samples,

containers, labels  and  similar  material  as  may  be  reasonably required.



          7.   Quality of Merchandise.

          Licensee agrees  that (i)  the Articles  covered by  this

agreement, together  with any promotional and display material used in connection  therewith and  any advertising  and packaging of the

Articles, shall be of a high standard and of such style, appearance and quality  as to  be adequate and suited to their exploitation to the best  advantage of and to the protection and enhancement of the

Property and  goodwill pertaining  thereto; such  style, appearance and quality  shall be of a standard which is at least equal to that which has  heretofore been  maintained in connection with goods and products utilizing  the Property;  (ii) such  Articles,  goods  and products will  be manufactured,  sold and distributed in accordance with applicable  federal, state,  local and foreign laws; and (iii)

the policy  of sale,  distribution and exploitation by Licensee and any persons  or entities  acting under or through Licensee shall be of a  high standard  and to the best advantage of Licensor and that the same shall in no manner reflect adversely upon the good name of

Licensor.  The quality of all Articles manufactured and distributed in accordance  herewith shall be subject to Licensor's approval and such right  of approval  may be  exercised by Licensor from time to time as  reasonably requested  by Licensor.  Licensor will have the right to  request from  Licensee, at  least once  in each  year,  a reasonable cross  section of  production samples  of Articles which

Licensee is  offering for sale.  Licensor shall also have the right

(a)   to inspect  samples of Articles at retail outlets to maintain and control  the quality  of Articles offered for sale by Licensee,

and (b)  upon not less than two (2) business days, prior notice, to inspect the  business operations  and manufacturing  facilities  of

Licensee, any sublicensee and any manufacturer of Articles retained by Licensee  or any sublicensee in order to assure that the quality control provisions of this agreement are being maintained.



          8.   Indemnification.

          The Licensee  shall indemnify  and hold  the Licensor and

its officers,  directors,  employees,  representatives  and  agents harmless against any and all settlements, judgments, damages, loss,

costs and  expenses (including  but not limited to attorneys' fees)

incurred  by   the  Licensor   in  connection  with  any  allegedly

unauthorized use of any patent, process, idea, method, or device in connection with the Articles except as authorized by this agreement and also  from any  claims, suits,  loss and  damage arising out of alleged defects  in the  Articles or  resulting from any failure of

Licensee to  comply with  the provisions  of this  agreement.   The

Licensee shall  obtain,  at  its  own  expense,  product  liability insurance from  a recognized  insurance company  providing adequate protection  (at  lease  in  the  amount  of  $1,000,000/$3,000,000)

against any  claims, suits,  loss or  damage  arising  out  of  any alleged defects  in the  Articles, including  actions for breach of warranty, negligence  and strict  liability in  tort.  Said product liability insurance  shall have  a coverage  of at least $2,000,000 combined single  limit  and  be  issued  by  a  company  reasonably satisfactory to the Licensor, and a certificate evidencing the paid policy naming the Licensor as an insured party will be submitted to the Licensor  by the Licensee within thirty (30) days following the commencement of  this agreement.  said policy will provide that the insurer may not terminate it or materially modify it without thirty

(30) days'  prior written  notice to the Licensor.  Payment for any indemnification due hereunder will be made on demand.



          9.   Marking.

          Every  Article   manufactured  which  makes  use  of  the

Property or  any promotional materials or displays picturing any of the articles  must  contain  notice  of  the  trademark  rights  of

Licensor and  such other  information  as  shall  be  necessary  to indicate and preserve the existence of such rights.



          10.  Diligence.

          Licensee agrees  that during  the term  of this agreement

and any  extensions or  renewals thereof,  it will  use  reasonable efforts to  diligently and continuously offer for sale the Articles covered by this agreement and to sell such Articles in commercially reasonable quantities,  and to  cause its  sublicensees to exercise such efforts and effect such sales.



          11.  Termination by Licensor.

          Licensor shall have the right to terminate this agreement

without prejudice to any rights which it may have, whether pursuant to the  provisions of  this agreement  in law,  or  in  equity,  or otherwise, upon  the occurrence of any one or more of the following events:

               (a)  Unless the  same is dismissed within sixty (60)

days, if  Licensee files a petition in bankruptcy or is adjudicated a bankrupt  or a  petition in bankruptcy is filed against Licensee,

or if  Licensee becomes  insolvent or  makes an  assignment for the benefit of  creditors or any arrangement pursuant to any bankruptcy law, or  if Licensee  discontinues its business or if a receiver is

appointed for.   Licensee,  this agreement  and the license granted

hereby shall  automatically terminate  forthwith without any notice

whatsoever  being   necessary,  to   the  full  extent  allowed  by

applicable law.  In the event this agreement and the license hereby

granted   are    so   terminated,    Licensee,    its    receivers,

representatives, trustees,  agents, administrators,  successors and assigns, shall  thereafter have no right to sell, exploit or in any way deal  with or in the Property 6xcept with and under the special consent and instructions of Licensor.

          Notwithstanding the  provisions of  this Paragraph 11(a),

in the  event that pursuant to the United States Bankruptcy Code or any amendment  or successor  thereto  (the  "Code")  a  trustee  in bankruptcy of  Licensee or  Licensee, as  debtor, is  permitted  to assign this  agreement to a third party, which assignment satisfies the requirements  of the Code, the trustee or Licensee, as the case

may be,  shall notify  Licensor of  same in  writing.   Said notice

shall set  forth the name and address of the proposed assignee, the proposed consideration  for the  assignment and  all other relevant

details thereof.   The  giving of  such notice  shall be  deemed to

constitute an  offer to Licensor to have this agreement assigned to it or  to its designee for such consideration, or its equivalent in money, and  upon such  terms as  are specified  in the notice.  The aforesaid may  be accepted  only by  written notice  given  to  the trustee or  Licensee, as the case may be, by Licensor within thirty

(30) days  after Licensor's  receipt of the notice from such party.

If Licensor  fails to  give its  notice to  such party  within said thirty (30)  days, such  party may complete the assignment referred to in  its notice,  but only  if such  assignment is  to the entity named in  said notice  and for the consideration and upon the terms

specified therein.   Nothing  contained herein  shall be  deemed to

preclude or  impair any  rights which  Licensor may have to contest any proposed  assignment, or  as a  creditor or  otherwise, in  any bankruptcy proceeding.

               (b)  In the  event Licensee  shall  default  in  the

performance of any of the material terms and conditions on the part of Licensee  to be  performed hereunder, and Licensee has not cured the same within thirty (30) days after notice to Licensee, Licensor shall have  the right to terminate this agreement on written notice to Licensee.

               (c)  If  Licensee   shall  be   in  default  in  any

agreement with  Licensor other than this agreement in effect at any time, including  but not  limited to  the license agreement between the parties  dated  as  of  December  31,  1992  (if  such  license agreement shall  be in effect upon commencement of this agreement),

and such default shall continue for a period of thirty (30) days or more after notice to Licensee.

               (d)  (i)  Notwithstanding  the  provisions  of  this

agreement, Licensor  shall,  except  as  provided  by  subparagraph

(d)(ii) below,  have the right to terminate this agreement upon not less than  sixty (60)  days prior notice to Licensee, provided that

(A) Licensor and/or its shareholders have entered into an agreement for the  sale of  all or  substantially all the business, assets or outstanding shares  of Licensor to an unaffiliated third party, and

(B)  simultaneously   with  such  termination  of  this  agreement,

Licensor shall  pay to  Licensee an amount determined in accordance

with Schedule  B annexed  hereto.   In the  event of termination of

this agreement  pursuant to  this paragraph  11(d), Licensee  shall have the  right to  complete the  sale of  Articles on  hand or  in progress in  the normal  course, but such right shall terminate not later than  one hundred eighty (180) days after termination of this agreement.

                    (ii) Licensor  will   not  have  the  right  to

terminate  this   agreement  in  connection  with  any  transaction

described in subparagraph (d) (i) above if it retains or is granted the right  to utilize  the Property  for  manufacture  or  sale  of sportswear or  jeanswear, unless the business as to which no rights are retained  by or  granted to  Licensor constitutes a substantial portion of the business theretofore conducted by NES.



          12.  Effect of Expiration or Termination.

          (a)  In the  event of  expiration or  termination of this

agreement  under  any  of  its  provisions,  neither  Licensor  nor

Licensee shall be relieved of their respective liabilities accruing

up to  the time  of such  expiration or  termination.   Any and all

rights  acquired   by  Licensee  from  its  activities  under  this

agreement  will   be  deemed   automatically  vested   solely   and

exclusively in  Licensor upon such termination or cancellation, and

Licensee shall,  without further  consideration, execute any papers necessary to effectuate this provision.

          (b)  Upon and after the expiration or termination of this

agreement, all rights granted to Licensee hereunder shall forthwith revert to  Licensor, who shall be free to license others to use the

Property in  connection with the manufacture, sale and distribution of Articles  or otherwise.  The provisions of this Section 12 shall be subject  to paragraph  11(d) and to Licensee's right to continue to distribute  and sell  its remaining  inventory of  Articles on a non-exclusive  basis  for  a  period  of  ninety  (90)  days  after termination, provided  that this  agreement was not terminated as a result of Licensee's default.

           (c) Upon and after the expiration or termination of this

agreement,  Licensor   shall  have   the  right  to  terminate  any

sublicensing agreements  or arrangements  entered into  by Licensee and/or the right to succeed to Licensee's interests thereunder.



          13.  Submission of Agreement.

          Submission  of   this  agreement  to  Licensee  does  not

constitute an  offer to  license; this  agreement, and  the license referred to  herein, shall become effective only upon the execution thereof by Licensor and delivery to Licensee.



          14.  Notices.

          Any notices or other communications required or permitted

hereunder shall  be sufficiently  given if delivered in hand to the party addressed  or if  sent  by  certified  mail,  return  receipt requested,  postage  prepaid,  addressed  to  the  parties  at  the addresses hereinabove  set forth or at such other address as either party may in a like manner from time to time notify the other party in writing.



          15.  Assignment.

          This agreement  and the  rights hereunder are personal to

Licensee and,  except for  sublicenses  permitted  with  Licensor's consent hereunder,  shall not  be transferred, assigned, pledged or otherwise encumbered  by Licensee or by operation of law, except to a person  or entity  controlling, controlled  by  or  under  common control with  Licensee.  Any transfer of shares of capital stock or other beneficial  ownership interest  in Licensee held by Neil Cole or his  affiliates or  members of  his family  (the "Cole  Group"),

however  accomplished  and  whether  in  one  or  more  related  or unrelated transactions,  shall constitute an assignment by Licensee of its  interest hereunder if the total ownership of the Cole Group is at any time less than twenty (20%) percent.



          16.  No Joint Venture.

          Nothing herein  contained shall  be construed to have the

effect of  placing  the  parties  hereto  in  the  relationship  of partners or  joint venturers and neither party shall have the power to obligate or bind the other party in any manner whatsoever.



          17.  Modifications of Agreement.

          This agreement  shall be  binding upon  and inure  to the

benefit of Licensor and Licensee and their permitted successors and

assigns.   None of  the terms  of this  agreement can  be waived or

modified except expressly in writing signed by both parties.  There

are  no   representations,  promises,   warranties,  covenants   or

undertakings other  than those  contained in  this agreement, which represents the entire understanding of the parties.



          18.  Enforcement.

          Any provisions  of this agreement which are unenforceable

in any  jurisdiction in  which  this  agreement  is  sought  to  be enforced, or  are invalid  or contrary  to the  law of  such juris-

diction, or  the inclusion  of which  would  affect  the  validity,

legality or  enforcement of  this agreement, shall be of no effect,

and in  such case all remaining terms and provisions of this agree-

ment shall subsist and be fully effective according to the tenor of this agreement  as though  no such  invalid portion  had ever  been included herein.



          19.  Jurisdiction.

          This  agreement   shall  be  construed  and  governed  in

accordance with  the laws  of the  State of New York, regardless of the place  or places  of its  physical execution  and  performance.

Except for any arbitration proceeding instituted in accordance with the procedures  provided by Schedule B annexed hereto, Licensor and

Licensee consent  to the  jurisdiction of  the Supreme Court of the

State of  New York, New York County, and the United States District

Court for  the Southern  District of  New York  for all purposes in connection with any action or proceeding involving a claim, dispute or controversy  between the  parties with  respect to any matter or

provision set  forth in  this agreement.   The parties consent that

any process  or Notice  of Motion or other application to either of said courts,  and any  paper or document relating to any proceeding may be  served by  certified mail,  return receipt  requested or by personal service  or in  such other  manner as  may be  permissible under the  rules of the applicable court provided a reasonable time for appearance is allowed.

          20.  Equitable Relief.

          Licensee acknowledges  that its  performance and  obliga-

tions hereunder  are unique,  of extraordinary  value, and  that  a breach by  Licensee of any obligation hereunder will cause Licensor irreparable damage  which cannot  be compensated  with money  only.

Therefore, Licensee  agrees that  Licensor, as  a matter  of right,

shall be  entitled to  an injunction  or other equitable relief, in addition to  all other  rights in  law to  prevent  the  breach  by

Licensee of  any term  or conditions  hereof, and  to  enforce  any rights of Licensor hereunder.



          IN WITNESS WHEREOF, the parties hereto have executed this

agreement as of the date first above written.



                                   LICENSOR:

                                   NO EXCUSES SPORTSWEAR, LTD.



                                   By:



                                   LICENSEE:

                                   NEW RETAIL CONCEPTS, INC.



                                   By:





                            SCHEDULE A



1.   Trademark and Registrations

2.   Territory

     United States and Canada








































            SCHEDULE B - PURCHASE PRICE PAYABLE BY NES

            ON EXERCISE OF RIGHTS UNDER PARAGRAPH 11(d)


          If Licensor exercises its right to terminate this

agreement under Section 11(d)(i), the price payable by it in consideration of such exercise will be calculated as follows:

               (a)  If there is only one three-year renewal term

provided by Section 2, the price will be the sum of (i) Eight

Hundred Twenty One and 92/100 ($821.92) Dollars per day for each day, if any, of the initial term of this agreement remaining after the effective date of termination, and (ii) Nine Hundred

Thirteen and 24/100 ($913.24) Dollars per day for each day of the renewal term of this agreement remaining after the effective date of termination.

               (b)  If there are two three-year renewal terms

provided by Section 2, the price provided by paragraph (a) above will be increased by Three Hundred Sixty Five and 30/100

($365.30) Dollars per day for each day of the second renewal term of this agreement remaining after the effective date of

termination.



Exhibit 11

                           NEW RETAIL CONCEPTS, INC.

                  COMPUTATIONS OF NET INCOME (LOSS) PER SHARE


                                   Fiscal Year Ended March
                                             31,

                                      1996            1995
 Net income (loss)
  before extraordinary item        $1,161,021     $(533,068)

 Net income (loss)                 $1,161,021     $(130,034)

 Weighted average number of
  shares outstanding                 6,448,513     6,844,800

 Net income (loss) per share           $.18          $(.02)