Form 10QSB
period 1996-06-30
NEW RETAIL CONCEPTS INC
filed 1996-08-19
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

     or

     Transition report pursuant to Section 13 or 15(d) of the Exchange Act
     For the transition period from                     to

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

                                 (914)694-8888
                          (Issuer's Telephone Number)


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

YES   X                                                NO

                      APPLICABLE ONLY TO CORPORATE ISSUER

Shares of  Common Stock  outstanding at  August 14,  1996:   5,787,039 (does not
include 536,454 treasury shares held by Company at August 14, 1996).

Transitional Small Business Disclosure Format (check one):

YES                                                    NO   X



                           NEW RETAIL CONCEPTS, INC.
                              INDEX TO FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 1996


                                                                            PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Condensed Balance Sheet at June 30, 1996 (unaudited)                  3-4

      Condensed Statements of Operations for the
      Three Months Ended June 30, 1996 and 1995 (unaudited)                  5

      Condensed Statements of Cash Flows for the Three
      Months Ended June 30, 1996 and 1995 (unaudited)                        6

      Notes to Interim Financial Statements                                 7-8

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-10

PART II - Other Information                                                 11

ITEM 2.  Exhibits and Reports on Form 8-K                                   11



                           NEW RETAIL CONCEPTS, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1996
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $   157,394
  Accounts receivable - net of allowance for
   doubtful accounts of $12,000                                  194,281
  Note receivable -NES                                           157,543
  Loan receivable - officers                                     104,911
  Other current assets                                            18,242

     Total current assets                                        632,271

FIXED ASSETS - AT COST:
  Furniture and equipment                                        101,657
  Less accumulated depreciation                                 (101,657)

                                                                    -

Note receivable - NES                                            629,079
Investment in Candie's, Inc.                                   1,445,510

                                                               2,074,589

OTHER ASSETS                                                       3,000

                                                             $ 2,709,960


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS



                           NEW RETAIL CONCEPTS, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 1996
                                  (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current                                     $   300,000
  Accounts payable - trade                                        85,000
  Accrued expenses and other current
   liabilities                                                    97,202

     Total current liabilities                                   482,202


DEFERRED INCOME TAXES                                            100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
     1,000,000 shares, no shares issued                             -
  Common stock - par value $.01; authorized,
     25,000,000 shares; issued 6,378,498 shares                   63,785
  Additional paid-in capital                                   3,473,984
  Accumulated deficit                                         (1,135,502)

                                                               2,402,267
Less:
  Common stock in treasury at cost;
      536,454 shares                                             274,509

                                                               2,127,758

                                                             $ 2,709,960


      THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS



                           NEW RETAIL CONCEPTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Three Months Ended
                                                    June 30,
                                               1996          1995

Revenues:
  License and marketing fees                 $  158,124  $ 152,577

Costs and expenses:
  Selling, general
   and administrative                           155,437    203,473
  Interest expense                                4,356      6,875

   Total costs and expenses                     159,793    210,348

Operating loss                                   (1,669)   (57,771)

Other income (expense):
  Equity in losses of
   affiliate                                     (5,564)    (6,536)
  Other, net                                     45,649     13,771
                                                 40,085      7,235
Income (loss) before provision
   for income taxes                              38,416    (50,536)

Provision for income taxes                        4,000      1,951

Net income (loss)                            $   34,416  $ (52,487)

Net income (loss) per share of
   common stock                                 $  0.01    $( 0.01)

Weighted average number of
     shares outstanding                       6,051,557    6,762,548


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS



                           NEW RETAIL CONCEPTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                     1996           1995
Cash flows from operating activities:
  Net income (loss)                               $    34,416  $  (52,487)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Equity in losses of affiliate                     5,564       6,536
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable       (110,388)     75,845
    (Increase) decrease in due from
      Candie's, Inc.                                        0      (3,467)
      (Increase) decrease in other
      current assets                                   38,945       6,518
      Increase (decrease) in accounts payable               0      30,500
    Increase (decrease) in accrued expenses and
      other current liabilities                        12,563      49,480
                                                      (53,316)    165,472
    Net cash (used in) provided by
      operating activities                            (18,900)    112,985

Cash flows from investing activities:
    (Increase) decrease in loan
      receivable - officers                             2,696     (97,250)
    Payments received on notes receivable              37,982           0

    Net cash provided by (used in)
      investing activities                             40,678     (97,250)

Cash flows from financing activities:
    Repayment of long-term debt,
     including current maturities                    (100,000)     (3,862)
    Purchase of treasury stock                        (10,000)     (8,018)

    Net cash used in financing
     activities                                      (110,000)    (11,880)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (88,222)      3,855
Cash and cash equivalents at beginning of period      245,616     123,512

Cash and cash equivalents at end of period        $   157,394  $  127,367


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                           NEW RETAIL CONCEPTS, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995


NOTE A - ORGANIZATION AND BASIS FOR PRESENTATION

           New  Retail Concepts,  Inc. ("NRC"  or the  "Company"), is engaged in
managing  its   existing  corporate   assets  and   in  seeking  other  business
opportunities for acquisition or merger.

           The condensed financial statements included herein are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

           The Company has no full-time employees and three part-time employees which include the Chairman of the Board and President and the Chief Financial Officer of the Company.

NOTE B - CORPORATE ASSETS

         The Company owns 1,227,696 shares of the common stock of Candie's, Inc. ("Candie's"), a Delaware corporation whose shares are traded on the NASDAQ National Market System, warrants to purchase 700,000 additional shares of such common stock exercisable at an initial price of $1.2375 per share and an option to purchase for $1.15 per share 100,000 additional shares of such common stock. The Company's holding in Candie's is recorded on the equity method of accounting. At June 30, 1996, such holding was carried at $1,445,510, including approximately $700,000 of goodwill (net of amortization) which is being amortized over a ten-year period. Revenues, gross profit and net income of Candie's for the three months ended April 30, 1996 are as follows:

                    Net Revenues        $6,258,373
                    Gross Profit        $1,630,674
                    Net Loss             $(423,338)

          The other corporate assets involving management by the Company include an account receivable from No Excuses Sportswear, Ltd. ("NES"), license agreements calling for the payment of royalties to the Company for the use of the NO EXCUSES trademark, and the trademark CRAYONS.

NOTE C - MAJOR LICENSEES (CUSTOMERS)

              Two major licensees (customers) accounted for 83% and 17%, respectively, of total revenues for the three months ended June 30, 1996. Three major licensees accounted for 56.6%, 29.5% and 13.0%, respectively, of total revenues for the three month period ended June 30, 1995.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended June 30, 1996 and 1995

         Total revenues for the three months ended June 30, 1996 were $158,124 as compared to $152,577 for the corresponding period ended June 30, 1995. This increase is primarily attributable to an increase in reported shipments of its licensee for No Excuses footwear.

         Net income for the three months ended June 30, 1996 was $34,416 or $.01 per share of Common Stock, as compared to a net loss of $(52,487) or $(.01) per share of Common Stock, for the three months ended June 30, 1995. This increase in net income is principally due to a decrease in operating expenses and an increase in other income due to a gain on an investment.

           Selling, general and administrative expenses decreased from $203,473 for the three months ended June 30, 1995 to $155,437 for the three months ended June 30, 1996. This decrease was primarily attributable to decreases in advertising, royalty and professional fee expenses.

         Interest expense for the three months ended June 30, 1996 was $4,356 as compared to $6,875 for the three months ended June 30, 1995. This decrease is due to a reduction in notes payable.

Liquidity and Capital Resources

           At  June 30,  1996 the  Company had  working capital  of $150,069  as
compared to  working capital  of $79,944  at March  31, 1996.   This increase in
working capital arose primarily as a result of net income for the period.

           The Company satisfies its present working capital and other financial needs from royalties earned on its licensing agreements and the proceeds from the sale of certain licensing rights. Management of the Company believes that the Company will generate sufficient cash flow for the next twelve months from its current cash position and licensing fees as the sublicensor of the NO EXCUSES trademark.

           Subsequent to June 30, 1996, the Company completed an agreement to repurchase 55,000 shares of the Company's common stock at an aggregate purchase price of $20,000. All such shares were repurchased in a private transaction.



                           NEW RETAIL CONCEPTS, INC.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11 -  Computation of earnings per common share.
     27 -  Financial Data Schedule

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended June 30, 1996.


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

                                             NEW RETAIL CONCEPTS, INC.

DATED:                                       BY: /s/ Neil Cole
                                                Neil Cole
                                                President
                                                Chairman
                                                Chief Executive Officer
                                                Chief Accounting Officer



                                 EXHIBIT INDEX



Exhibit No.  Description                                        Page

    11       Computation of Earnings per Share                   11
              (Three months ended June 30, 1996 and 1995)

    27       Financial Data Schedule                             12



                                                             Exhibit 11
                                                             Page 1

                           NEW RETAIL CONCEPTS, INC.
                       COMPUTATION OF EARNINGS PER SHARE


                                          Three Months Ended
                                June 30, 1996           June 30, 1995
                                           Fully                   Fully
                             Primary      Diluted    Primary      Diluted

Net Income                   $ 34,416    $ 34,416   $ (52,487)  $ (52,487)

Weighted average number
 of shares outstanding      5,843,028   5,843,028   6,762,548   6,762,548

Shares issuable upon
 exercise of options
 and warrants                 785,000     785,000           0           0

Shares assumed to be
 repurchased under the
 treasury stock method       (576,471)   (576,471)          0           0
                            6,051,557   6,051,557   6,762,548   6,762,548

NET INCOME (LOSS) PER SHARE     $0.01       $0.01      $(0.01)     $(0.01)