Form 10QSB
period 1996-09-30
NEW RETAIL CONCEPTS INC
filed 1996-11-15
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

     or

     Transition report pursuant to Section 13 or 15(d) of the Exchange Act
     For the transition period from                   to

     Commission file Number    0-17805

                          NEW RETAIL CONCEPTS, INC.
   (Exact name of Small Business Issuer as Specified in Its Charter)
           Delaware                                              13-3275369
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation of Organization)                               identification No.)

            2975 Westchester Avenue, Purchase, New York                 10577
            (Address of Principal Executive Offices)                 (Zip Code)

                                  (914) 694-8888
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X                                                 NO

                      APPLICABLE ONLY TO CORPORATE ISSUER

Shares of Common Stock outstanding at November 14, 1996: 5,717,039.

Transitional Small Business Disclosure Format (check one):

YES                                                       NO     X





                           NEW RETAIL CONCEPTS, INC.
                              INDEX TO FORM 10-QSB
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996






                                                                        PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Condensed Balance Sheet at September 30, 1996 (unaudited)          3-4
      Condensed Statements of Operations for the Six Months and
      Three Months Ended September 30, 1996 and 1995 (unaudited)           5

      Condensed Statements of Cash Flows for the Six
      Months Ended September 30, 1996 and 1995 (unaudited)               6-7

      Notes to Interim Financial Statements                              8-9

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10-11

PART II - Other Information                                               12

   ITEM 2.  Exhibits and Reports on Form 8-K                              12






















                                     Page 2

                           NEW RETAIL CONCEPTS, INC.
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (Unaudited)




                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $   418,212
  Accounts receivable - net of allowance for
   doubtful accounts of $12,000                                  82,421
  Note receivable -NES                                          160,000
  Loan receivable - officers                                     91,677
  Other current assets                                           16,260

   Total current assets                                         768,570

FIXED ASSETS - AT COST:
  Furniture and equipment                                       101,657
  Less accumulated depreciation                                (101,657)

                                                                      0

Note receivable - NES                                           587,622
Investment in Candie's, Inc.                                  1,372,892

                                                              1,960,514

OTHER ASSETS                                                      3,000

                                                            $ 2,732,084
















      THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (Unaudited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current                                     $  300,000
  Accounts payable - trade                                       75,000
  Accrued expenses and other current
   liabilities                                                  108,210

      Total current liabilities                                 483,210


DEFERRED INCOME TAXES                                           100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
      1,000,000 shares, no shares issued                             -
  Common stock - par value $.01; authorized,
      25,000,000 shares; issued 6,323,493 shares                 63,235
  Additional paid-in capital                                  3,454,534
  Accumulated deficit                                        (1,094,386)

                                                              2,423,383
Less:
  Common stock in treasury at cost;
      536,454 shares                                            274,509
                                                              2,148,874

                                                             $2,732,084














      THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Six Months Ended      Three Months Ended
                                    September 30,          September 30,
                                 1996         1995       1996        1995

Revenues:
  License and marketing fees  $  432,294  $  394,531  $ 274,170   $ 241,954

Costs and expenses:
  Selling, general
   and administrative            321,408     404,425    165,971     200,952
  Interest expense                 9,356      14,915      5,000       8,040

   Total costs and expenses      330,764     419,340    170,971     208,992

Operating income (loss)          101,530     (24,809)   103,199      32,962

Other income (expense):
  Equity in (losses) gains
   of affiliate                  (78,182)    132,952    (72,618)    139,488
Other income                      58,166      25,030     12,517      11,259
                                 (20,016)    157,982    (60,101)    150,747
Income before provision
  for income taxes                81,514     133,173     43,098     183,709

Provision for income taxes         5,982      21,111      1,982      19,160

Net Income                    $   75,532  $  112,062  $  41,116   $ 164,549

Net Income per share
  of common stock:
   Primary and Fully Diluted       $0.01     $  0.02    $  0.01     $  0.03

Weighted average number of
  shares outstanding:
   Primary and Fully Diluted   6,034,024   6,643,693  6,016,492   6,490,995











        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                      Six Months Ended
                                                        September 30,
                                                      1996         1995

Cash flows from operating activities:

  Net income                                      $    75,532   $  112,062
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Equity in (gains) losses of affiliate           78,182     (132,952)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable         1,472       75,159
     (Increase) decrease in other current assets       40,927        8,729
     (Increase) decrease in prepaid income taxes            0        3,989
     Increase (decrease) in income taxes payable            0       13,860
     Increase (decrease) in accounts payable          (10,000)      75,559
     Increase (decrease) in accrued expenses and
      other current liabilities                        23,571       59,612
  Increase (decrease) is due to/from
        Candie's, Inc.                                      0       30,000
                                                      134,152      120,095
     Net cash provided by operating
      activities                                      209,684      246,018


Cash flows from investing activities:
     Increase in loan receivable - officers            15,930     (161,971)
     Payments received on notes receivable             76,982      600,000

     Net cash provided by investing
      activities                                       92,912      438,029












        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS (CONT'D)
                                  (Unaudited)


                                                     Six Months Ended
                                                       September 30,
                                                     1996         1995

Cash flows from financing activities:
     Repayment of notes payable
      including current maturities                 (100,000)    (154,242)
     Purchase of treasury stock                     (30,000)    (169,262)

     Net cash used in financing
      activities                                   (130,000)    (323,504)

INCREASE IN CASH AND CASH EQUIVALENTS               172,596      360,543
Cash and cash equivalents at beginning of period    245,616      123,512

Cash and cash equivalents at end of period         $418,212     $484,055





























        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NEW RETAIL CONCEPTS, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                          September 30, 1996 AND 1995


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

NOTE B - CORPORATE ASSETS

       The Company owns 1,227,696 shares of the common stock of Candie's, Inc. ("Candie's"), a Delaware corporation whose shares are traded on the Nasdaq National Market, warrants to purchase 700,000 additional shares of such common stock exercisable at an initial price of $1.2375 per share and an option to purchase for $1.15 per share 100,000 additional shares of such common stock. The Company's holding in Candie's is recorded on the equity method of accounting. At September 30, 1996, such holding was carried at $1,372,892, including approximately $670,000 of goodwill (net of amortization) which is being amortized over a ten-year period. Revenues, gross profit and net income of Candie's for the six months ended July 31, 1996 are as follows:

                   Net Revenues        $15,041,826
                   Gross Profit         $2,553,067
                   Net Income             $439,539

       The other corporate assets involving management by the Company include an account receivable from No Excuses Sportswear, Ltd. ("NES"), license agreements calling for the payment of royalties to the Company for the use of the NO EXCUSES(R) trademark, and the trademark CRAYONS(R).

NOTE C - MAJOR LICENSEES (CUSTOMERS)

     Two major licensees (customers) accounted for 84% and 16%, respectively, of total revenues for the six months ended September 30, 1996. Three major licensees accounted for 62%, 26% and 12%, respectively, of total revenues for the six month period ended September 30, 1995.














































                                     Page 9
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


Results of Operations

Six Months Ended September 30, 1996 and 1995

     Total revenues for the six months ended September 30, 1996 were $432,294 as compared to $394,531 for the corresponding period ended September 30, 1995. This increase is primarily attributable to an increase in reported shipments of the Company's No Excuses footwear licensee.

     Net income for the six months ended September 30, 1996 was $75,532 or $.01 per share of Common Stock, as compared to net income of $112,062 or $.02 per share of Common Stock, for the six months ended September 30, 1995. This decrease in net income is principally due to the equity in losses of its affiliate, Candie's, Inc. for the period.

       Selling, general and administrative expenses decreased from $404,425 for the six months ended September 30, 1995 to $321,408 for the six months ended
September 30, 1996. This decrease was primarily attributable to decreases in advertising, royalty and professional fee expenses.

      Interest expense for the six months ended September 30, 1996 was $9,356 as compared to $14,915 for the six months ended September 30, 1995. This decrease is due to a reduction in notes payable.

Three Months Ended September 30, 1996 and 1995

      Total revenues for the three months ended September 30, 1996 were $274,170 as compared to $241,954 for the corresponding period ended September 30, 1995. This increase is primarily attributable to an increase in reported shipments of the Company's footwear licensee.

       Net income for the three months ended September 30, 1996 was $41,116 or $.01 per share of Common Stock, as compared to net income of $164,549 or $.03 per share of Common Stock, for the three months ended September 30, 1995. This decrease in net income is principally due to the losses in the equity of the investment in Candie's, Inc. during the period.

       Selling, general and administrative expenses decreased from $200,952 for the three months ended September 30, 1995 to $165,971 for the three months ended September 30, 1996. This decrease was primarily attributable to decreased professional fees during the period.

       Interest expense for the three months ended September 30, 1996 was $5,000
as compared  to $8,040  for the  three months  ended September  30 1995.    This
decrease is due to a reduction in notes payable.

Liquidity and Capital Resources

       At  September 30,  1996 the  Company had  working capital  of $285,360 as
compared to  working capital  of $79,944  at March  31, 1996.   This increase in
working capital arose primarily as a result of net income for the period.

     The Company satisfies its present working capital and other financial needs from royalties earned on its licensing agreements and the proceeds from the sale of certain licensing rights. Management of the Company believes that the Company will generate sufficient cash flow for the next twelve months from its current cash position and licensing fees as the sublicensor of the NO EXCUSES(R) trademark.

      Subsequent to September 30, 1996, the Company repurchased 70,000 shares of the Company's common stock at an aggregate purchase price of $21,054. Of such shares, 20,000 were repurchased in a private transaction and 50,000 shares were repurchased in the open market.

                           NEW RETAIL CONCEPTS, INC.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11 -  Computation of earnings per common share.
     27 -  Financial Data Schedule

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEW RETAIL CONCEPTS, INC.

DATED:  November 14, 1996                    BY: /s/ Neil Cole
                                                Neil Cole
                                                President
                                                Chairman
                                                Chief Executive Officer
                                                Chief Accounting Officer

                                 EXHIBIT INDEX



Exhibit No.  Description                                        Page

    11      Computation of Earnings per Share                    14
              (Six months ended September 30, 1996 and 1995)

            Computation of Earnings per Share                    15
              (Three months ended September 30, 1996 and 1995)

    27       Financial Data Schedule                             16

                                                             Exhibit 11
                                                             Page 1

                           NEW RETAIL CONCEPTS, INC.
                       COMPUTATION OF EARNINGS PER SHARE




                                            Six Months Ended
                              September 30, 1996      September 30, 1995
                                           Fully                   Fully
                             Primary      Diluted    Primary      Diluted

Net Income                   $ 75,532    $ 75,532   $ 112,062   $ 112,062

Weighted average number
 of shares outstanding      5,825,495   5,825,495   6,494,829   6,494,829

Shares issuable upon
 exercise of options
 and warrants                 785,000     785,000     385,000     385,000

Shares assumed to be
 repurchased under the
 treasury stock method       (576,471)   (576,471)   (258,229)   (236,136)
                            6,034,024   6,034,024   6,621,600   6,643,693

NET INCOME (LOSS) PER SHARE     $0.01       $0.01      $ 0.02      $ 0.02

                                                             Exhibit 11
                                                             Page 2

                           NEW RETAIL CONCEPTS, INC.
                       COMPUTATION OF EARNINGS PER SHARE




                                          Three Months Ended
                              September 30, 1996      September 30, 1995
                                           Fully                   Fully
                             Primary      Diluted    Primary      Diluted

Net Income                   $ 34,416    $ 34,416   $ 164,549   $ 164,549

Weighted average number
 of shares outstanding      5,807,963   5,807,963   6,193,267   6,193,267

Shares issuable upon
 exercise of options
 and warrants                 785,000     785,000     385,000     385,000

Shares assumed to be
 repurchased under the
 treasury stock method       (576,471)   (576,471)   (131,458)    (87,272)
                            6,016,492   6,016,492   6,446,809   6,490,995

NET INCOME (LOSS) PER SHARE     $0.01       $0.01      $ 0.03      $ 0.03