Form 10QSB
period 1996-12-31
NEW RETAIL CONCEPTS INC
filed 1997-02-18
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1996

     or

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

                                 (914)694-8888
               (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X                                                 NO

                      APPLICABLE ONLY TO CORPORATE ISSUER

Shares of Common Stock outstanding at February 14, 1997: 5,681,639

Transitional Small Business Disclosure Format (check one):

YES                                                       NO    X






                           NEW RETAIL CONCEPTS, INC.
                             INDEX TO FORM 10-QSB
                    FOR THE PERIOD ENDED DECEMBER 31, 1996






                                                                           PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Condensed Balance Sheet at December 31, 1996 (unaudited)              3-4
      Condensed Statements of Operations for the Nine Months and
      Three Months Ended December 31, 1996 and 1995 (unaudited)               5

      Condensed Statements of Cash Flows for the Nine
      Months Ended December 31, 1996 and 1995 (unaudited)                     6

      Notes to Interim Financial Statements                                 7-8

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-10

PART II - Other Information                                                  11

   ITEM 2.  Exhibits and Reports on Form 8-K                                 12

                           NEW RETAIL CONCEPTS, INC.
                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (Unaudited)




                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $   322,933
  Accounts receivable - net of allowance for
   doubtful accounts of $12,000                                 43,421
  Note receivable - NES                                        162,169
  Loan receivable - officers                                   132,947

  Other current assets                                          59,160

  Total current assets                                         720,630

FIXED ASSETS - AT COST:
  Furniture and equipment                                      101,657
  Less accumulated depreciation                               (101,657)

                                                                     0
Note receivable - NES                                          546,821
Investment in Candie's, Inc.                                 1,372,892

                                                             1,919,713
OTHER ASSETS                                                         0

TOTAL ASSETS                                               $ 2,640,343

















     THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (Unaudited)




                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current                                    $  300,000
  Accounts payable - trade                                      75,000
  Accrued expenses and other current
   liabilities                                                 102,672

      Total current liabilities                                477,672


DEFERRED INCOME TAXES                                          100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
      1,000,000 shares, no shares issued                           -
  Common stock - par value $.01; authorized,
      25,000,000 shares; issued 6,323,493 shares                63,235
  Additional paid-in capital                                 3,454,534
  Accumulated deficit                                       (1,159,536)

                                                             2,358,233
Less:
  Common stock in treasury at cost;
      606,454 shares                                           295,562
        Total Stockholders' Equity                           2,062,671

Total Liabilities and Stockholders' Equity                  $2,640,343














     THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Nine Months Ended      Three Months Ended
                                    December 31,                 December 31,
                                 1996         1995       1996        1995

Revenues:
  License and marketing fees  $  498,661  $  519,751  $  66,367   $ 125,220

Costs and expenses:
  Selling, general
   and administrative            469,880     561,023    148,472     156,598
  Interest expense                13,106      19,974      3,750       5,059

   Total costs and expenses      482,986     580,997    152,222     161,657

Operating income (loss)           15,675     (61,246)   (85,855)    (36,437)

Other income (expense):
  Equity in (losses) gains
   of affiliate                  (78,182)     81,799          0     (51,153)
    Sale of licensing rights           0   1,062,039          0   1,062,039
Other income                      78,872      38,600     20,706      13,570
                                     690   1,182,438     20,706   1,024,456
  (Loss)income before provision
   for income taxes               16,365   1,121,192    (65,149)    988,019

Provision for income taxes         5,982      98,046          0      76,935

Net (Loss) Income             $   10,383  $1,023,146 $  (65,149) $  911,084

Net (loss) income per share
  of common stock:
   Primary and Fully Diluted       $0.00     $  0.16    $ (0.01)    $  0.14

Weighted average number of
  shares outstanding:
   Primary and Fully Diluted   6,025,000   6,531,215  5,725,000   6,335,772










        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                      Nine Months Ended
                                                         December 31,
                                                      1996         1995

Cash flows from operating activities:

     Net cash provided by operating
      activities                                  $   138,096   $   80,551


Cash flows from investing activities:

     Net cash provided by investing
      activities                                       90,274      547,395

Cash flows from financing activities:

     Net cash used in financing
      activities                                     (151,053)    (323,504)

INCREASE IN CASH AND CASH EQUIVALENTS                  77,317      304,442
Cash and cash equivalents at beginning of period      245,616      123,512

Cash and cash equivalents at end of period           $322,933     $427,954






















        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NEW RETAIL CONCEPTS, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995


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

NOTE B - CORPORATE ASSETS

       The Company owns 1,227,696 shares of the common stock of Candie's, Inc. ("Candie's"), a Delaware corporation whose shares are traded on the Nasdaq National Market, warrants to purchase 700,000 additional shares of such common stock exercisable at an initial price of $1.2375 per share and an option to purchase for $1.15 per share 100,000 additional shares of such common stock. The Company's holding in Candie's is recorded on the equity method of accounting. At December 31, 1996, such holding was carried at $1,372,892, including approximately $645,000 of goodwill (net of amortization) which is being amortized over a ten-year period. Revenues, gross profit and net income of Candie's for the nine months ended October 31, 1996 are as follows:

               Net Revenues                      $10,962,347
               Gross Profit                      $ 2,284,498
               Net (Loss)                        $  (167,928)

      The other corporate assets involving management by the Company include an account receivable from No Excuses Sportswear, Ltd. ("NES"), license agreements calling for the payment of royalties to the Company for the use of the NO EXCUSES trademark, and the trademark CRAYONS.

NOTE C - MAJOR LICENSEES (CUSTOMERS)

           Two major licensees (customers) accounted for 83.0% and 17.0%, respectively, of total revenues for the nine months ended December 31, 1996. Three major licensees accounted for 57%, 28% and 14%, respectively, of total revenues for the nine month period ended December 31, 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS




Results of Operations

Nine Months Ended December 31, 1996 and 1995

     Total revenues for the nine months ended December 31, 1996 were $498,661 as compared to $519,751 for the corresponding period ended December 31, 1995. This decrease is primarily attributable to a decrease in reported shipments by the Company's No Excuses footwear licensee.

     Net income for the nine months ended December 31, 1996 was $10,383 or $0.00 per share of Common Stock, as compared to net income of $1,023,146 or $.16 per share of Common Stock, for the nine months ended December 31, 1995. This decrease in net income is principally due to the sale of licensing rights during the nine months ended December 31, 1995.

     Selling, general and administrative expenses decreased from $561,023 for the nine months ended December 31, 1995 to $469,880 for the nine months ended December 31, 1996. This decrease was primarily attributable to decreases in advertising, royalty and professional fee expenses.

     Interest expense  for the  nine months ended December 31, 1996 was $13,106
as compared  to $19,974  for the  nine months  ended December  31, 1995.   This
decrease is due to a reduction in notes payable.

Three Months Ended December 31, 1996 and 1995

     Total revenues for the three months ended December 31, 1996 were $66,367 as compared to $125,220 for the corresponding period ended December 31, 1995. This decrease is primarily attributable to a decrease in reported shipments of the Company's footwear licensee.

     Net loss for the three months ended December 31, 1996 was $65,149 or $0.01 per share of Common Stock, as compared to net income of $911,084, or $.14 per share of Common Stock, for the three months ended December 31, 1995. This decrease in net income is principally due to the sale of licensing rights during the three months ended December 31, 1995.

     Selling, general and administrative expenses decreased from $156,598 for the three months ended December 31, 1995 to $148,472 for the three months ended December 31, 1996. This decrease was primarily attributable to decreased professional fees during the period.

     Interest expense  for the  three months ended December 31, 1996 was $3,750
as compared  to $5,059  for the  three months  ended December  31, 1995.   This
decrease is due to a reduction in notes payable.

Liquidity and Capital Resources

     At December 31, 1996 the Company had working capital of $242,958 as compared to working capital of $79,944 at March 31, 1996. This increase in working capital arose primarily as a result of net income for the period and reclassification of certain long-term assets at March 31, 1996.

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

     Subsequent to December 31, 1996, the Company repurchased 35,400 shares of the Company's common stock at an aggregate purchase price of $27,240. All such shares were repurchased in the open market.

                           NEW RETAIL CONCEPTS, INC.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11 -  Computation of earnings per common share.
     27 -  Financial Data Schedule

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEW RETAIL CONCEPTS, INC.

DATED:  February 14, 1997                    BY:  /s/ Neil Cole
                                                   Neil Cole
                                                   President
                                                   Chairman
                                             Chief Executive Officer
                                             Chief Accounting Officer

                                 EXHIBIT INDEX



Exhibit No.  Description                                        Page

    11      Computation of Earnings per Share                    13
              (Nine months ended December 31, 1996 and 1995)

            Computation of Earnings per Share                    14
              (Three months ended December 31, 1996 and 1995)

    27       Financial Data Schedule

                                                             Exhibit 11
                                                             Page 1

                           NEW RETAIL CONCEPTS, INC.
                       COMPUTATION OF EARNINGS PER SHARE




                                            Nine months Ended
                              December 31, 1996      December 31,  1995
                                           Fully                   Fully
                             Primary      Diluted   Primary       Diluted

Net Income                   $ 10,383    $ 10,383  $1,023,146  $1,023,146

Weighted average number
 of shares outstanding      5,800,000   5,800,000   6,357,125   6,357,125

Shares issuable upon
 exercise of options
 and warrants                 785,000     785,000     385,000     385,000

Shares assumed to be
 repurchased under the
 treasury stock method       (560,000)   (560,000)   (210,910)   (196,180)
                            6,025,000   6,025,000   6,531,215   6,545,945

NET INCOME (LOSS) PER SHARE     $0.00       $0.00      $ 0.16      $ 0.16

                                                        Exhibit 11
                                                             Page 2

                           NEW RETAIL CONCEPTS, INC.
                       COMPUTATION OF EARNINGS PER SHARE




                                          Three Months Ended
                              December 31, 1996       December 31, 1995
                                           Fully                   Fully
                             Primary      Diluted    Primary      Diluted

Net (loss) income            $(65,149)   $(65,149)  $ 911,084   $ 911,084

Weighted average number
 of shares outstanding      5,725,000   5,725,000   6,067,039   6,067,039

Shares issuable upon
 exercise of options
 and warrants                     N/A         N/A     385,000     385,000

Shares assumed to be
 repurchased under the
 treasury stock method            N/A         N/A    (116,267)   (116,267)
                            5,725,000   5,725,000   6,335,772   6,335,772

NET (LOSS) INCOME PER SHARE    $(0.01)     $(0.01)     $ 0.14      $ 0.14