Form 10KSB
period 1997-03-31
NEW RETAIL CONCEPTS INC
filed 1997-06-30
CIK 797659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                  FORM 10-KSB
(Mark One)
   [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended March 31, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                       Commission file number   0-17805

                           NEW RETAIL CONCEPTS, INC.
                (Name of small business issuer in its charter)

                 DELAWARE                       13-3275369
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)      Identification Number)

         2975 Westchester Avenue
            Purchase, New York                     10577
          (Address of principal                 (Zip Code)
            executive offices)
                                (914) 694-8888
                          (Issuer's telephone number)

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $677,842.

     As of June 20, 1997, the aggregate market value of the voting stock held by non-affiliates was $3,820,741, based on a closing sale price of $1.15625 on that date as reported by the OTC Bulletin Board of The Nasdaq Stock Market, Inc., and 5,623,139 shares of issuer's common stock were outstanding.

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

     The Company owns 1,227,696 shares of the common stock of Candie's, Inc., a Delaware corporation whose shares are traded on the Nasdaq National Market ("Candie's"), and holds warrants to purchase 700,000 additional shares of such common stock at an initial price of $1.2375 per share and an option to purchase 100,000 additional shares of such common stock for $1.15 per share. Information set forth in Item 12 regarding transactions with Candies during the past two years is incorporated herein by reference.

     The Company's other corporate assets include a note receivable from No Excuses Sportswear, Ltd. ("NES") in an unpaid principal amount of $700,000, two license agreements, one with Mamiye Sales, Inc. ("Mamiye") and one with WalMart Stores, Inc. ("WalMart"), calling for the payment of royalties to the Company for the use of the No Excuses(R) trademark and a license agreement with Montgomery Ward & Co., Incorporated ("Montgomery Ward") calling for the payment of royalties to the Company for the use of the Crayons(R) trademark. The Mamiye license agreement, which provided the Company with $132,000 in net royalties during the 1997 fiscal year, has been assigned to NES effective August 1, 1997. The WalMart license agreement, which provided the Company with $546,000 in royalties during the 1997 fiscal year, will be automatically renewed until July 31, 2002 unless WalMart notifies the Company before July 17, 1997 of a desire not to renew. If the WalMart license agreement is renewed, the Company will be obligated to pay NES 20% of the royalties received from WalMart. The Montgomery Ward license agreement has not yet resulted in any royalties payable to the Company.

     The Company has no full-time employees and only three part-time employees.


ITEM 2.   PROPERTIES

     None.


ITEM 3.   LEGAL PROCEEDINGS

    On April  26, 1994  a First  Amended Complaint  was filed in the United
States District Court for the Central District of California in Los Angeles, California, by Eric Y. Knipe ("Knipe"), against Washington Square Capital, Jack Hart, the Company and Neil Co1e, claiming activities in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breach of contract, bad faith denial of contract, fraud, conversion and conspiracy. The Company is named as a defendant only in the RICO, conversion, and conspiracy causes of action, with respect to the Company's activities as a buyer of jeans manufactured at Ready Industries of Puerto Rico, Inc., of which Knipe was a stockholder. Knipe is seeking compensatory damages in excess of $3,000,000, punitive damages, trebling of all damages, attorney's fees, and injunctive relief. On January 16, 1996, the Court dismissed the action against all defendants for failure to state a cause of action with respect to the RICO claims and for failure of diversity jurisdiction with respect to all other claims. The plaintiff filed an appeal to the Court's dismissal, which is still pending, and, on February 16, 1996, initiated a similar action in the Superior Court of the State of California in the County of Los Angeles on behalf of himself and his wholly owned corporation EYK International. A demurrer addressing most of the causes of action in the state court action was granted in part and denied in part. Motions for summary adjudication of the issues have been filed affecting all parties and a hearing to argue the motions is presently scheduled for July 8, 1997. The Company intends to defend these actions vigorously.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The common stock, par value $.01 per share, of the Company, is traded on the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.
(the "NASD").   The  following table sets forth the high and low bid prices for shares  of common stock for the periods indicated, based on information
received  from  the  "Electronic  Bulletin  Board"  of  the  NASD.    These
quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
                                              Bid Prices
                                           High       Low
     Fiscal Year Ended March 31, 1996
       First quarter                       $ .625      $.20
       Second quarter                        .625       .1875
       Third quarter                         .625       .375
       Fourth quarter                        .40625     .28125
     Fiscal Year Ended March 31, 1997
       First quarter                       $ .28125    $.28125
       Second quarter                        .28125     .125
       Third quarter                         .25        .125
       Fourth quarter                       1.03125     .1875

     As of June 20, 1997, there were 843 holders of record of the Company's common stock and the closing sale price per share was $1.15625.

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

                           Results of Operations

     Total revenues for the fiscal year ended March 31, 1997 were $677,842, as compared to $626,134 for the 1996 fiscal year. This increase is primarily attributable to an increase in the shipments by the Company's footwear licensee offset in part by the termination of the Company's other license agreement.

      Net income for the fiscal year ended March 31, 1997 was $333,780 or $.05 per share, as compared to $1,161,021 or $.18 per share for the 1996 fiscal year. This decrease is due principally to the sale of future licensing rights completed during the 1996 fiscal year offset in part by an increase in the equity in the gains of Candie's.

     Selling, general and administrative expenses increased from $640,351 for the 1996 fiscal year to $645,166 for the 1997 fiscal year. This increase was attributable primarily to increases in royalty expenses and professional fees.

     Interest expense for the 1997 fiscal year was $16,856, as compared with $24,974 for the 1996 fiscal year. This decrease is due to a reduction in the notes payable.

                      Liquidity and Capital Resources

     At March 31, 1997 the Company had working capital of $335,760 as compared to $79,944 at March 31, 1996. This increase in working capital arose primarily because of the net cash provided by operating activities and payments received on the note receivable from NES offset in part by the purchase of treasury stock.

     The Company's equity interest in Candie's (consisting of 1,227,696 shares of Candie's common stock, warrants to purchase for $1.2375 per share 700,000 additional shares and an option to purchase for $1.15 per share 100,000 additional shares) had an aggregate value on June 20, 1997, based on the closing price of $4.50 per share on the Nasdaq National Market, of $8,143,000.

     The Company anticipates that its current cash and the cash flow from the sale of its licensing rights and from licensing royalties will be sufficient to meet operating expenses for the next twelve months.

     Since the start of the 1997 fiscal year, the Company has acquired 243,900 shares of its common stock for $143,812 in private transactions and on the open market. The Company anticipates that it may acquire additional shares of its common stock as opportunities arise.

     Impact of Inflation and Changing Prices. The Company does not believe that inflation will have a material adverse effect on the Company.

ITEM 7.   FINANCIAL STATEMENTS


                         NEW RETAIL CONCEPTS, INC


                       INDEX TO FINANCIAL STATEMENTS



                                                          Page
Report of Independent Certified Public Accountants....      6

Financial Statements:
  Balance Sheet as of March 31, 1997..................      7
  Statements of Income for the years ended
    March 31, 1997 and 1996...........................      9
  Statement of Stockholders' Equity for the years
    ended March 31, 1997 and 1996.....................     10
  Statements of Cash Flows for the years ended
    March 31, 1997 and 1996...........................     12
  Notes to the Financial Statements...................     14

                      REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
 New Retail Concepts, Inc.


We have audited the accompanying balance sheet of New Retail Concepts, Inc. as of March 31, 1997 and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CANDIE'S, Inc. for the year ended January 31, 1997, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. These statements were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to such amounts included for CANDIE'S, Inc., is based solely upon the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of New Retail Concepts, Inc. as of March 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


New York, New York
May 22, 1997

                         New Retail Concepts, Inc.

                               BALANCE SHEET

                              March 31, 1997





                                  ASSETS
    CURRENT ASSETS
      Cash and cash equivalents                        $   461,034
      Accounts receivable                                  112,026
      Note receivable - NES                                164,532
      Other current assets                                  20,275

           Total current assets                            757,867



    FIXED ASSETS - AT COST
      Furniture and equipment                              101,657
      Less accumulated depreciation                       (101,657)

                                                              -

    INVESTMENT IN CANDIE'S, INC.                         1,597,082
    NOTES RECEIVABLE - NES                                 504,791

                                                         2,101,873


                                                        $2,859,740


















The accompanying notes are an integral part of this statement.

                         New Retail Concepts, Inc.

                               BALANCE SHEET

                              March 31, 1997





                   LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Note payable - current                           $   300,000
      Accounts payable - trade                               9,492
      Accrued expenses and other current liabilities       112,615

           Total current liabilities                       422,107


    DEFERRED INCOME TAXES                                  100,000


    COMMITMENTS AND CONTINGENCIES


    STOCKHOLDERS' EQUITY
      Preferred stock - par value $.01; authorized,
        1,000,000 shares, no shares issued
      Common stock - par value $.01, authorized,
        25,000,000 shares; issued 6,323,498 shares          63,235
      Additional paid-in capital                         3,454,534
      Accumulated deficit                                 (836,138)

                                                         2,681,631
      Less
        Common stock in treasury at cost;
         662,354 shares                                    343,998

                                                         2,337,633

                                                       $ 2,859,740











The accompanying notes are an integral part of this statement.

                         New Retail Concepts, Inc.

                           STATEMENTS OF INCOME

                           Year ended March 31,


                                                    1997           1996

 License and marketing fees                     $  677,842     $   626,134

 Costs and expenses
  Selling, general and administrative              645,166         640,351
  Interest expense                                  16,856          24,974

                                                   662,022         665,325

      Operating income (loss)                       15,820         (39,191)

 Other income
  Equity in earnings of affiliate                  146,008          86,405
  Sale of licensing rights                                       1,062,324
  Interest income                                   60,849
  Gain on sale of securities                        40,410
  Other, net                                        75,795          54,565

                                                   323,062       1,203,294

      Income before provision for
       income taxes                                338,882       1,164,103

 Provision for income taxes                          5,102           3,082


      NET INCOME                                  $333,780      $1,161,021


 Net income per share of common stock                $.05            $.18

 Weighted average number of shares outstanding   6,183,489       6,448,573












The accompanying notes are an integral part of these statements.

                                New Retail Concepts, Inc.

                            STATEMENT OF STOCKHOLDERS' EQUITY

                           Years ended March 31, 1997 and 1996


                                                    Additional
                                   Common stock       paid-in    Accumulated    Treasury stock
                                 Shares    Amount     capital      deficit    Shares     Amount        Total

Balance at March 31, 1995       7,207,498  72,075    3,683,294   (2,330,939)  383,454   (232,847)    1,191,583

Purchase of treasury stock                                                    957,000   (249,262)     (249,262)
Cancellation of treasury stock   (604,000) (6,040)    (121,560)              (604,000)   127,600
Net income                                                        1,161,021                          1,161,021

Balance at March 31, 1996       6,603,498 $66,035   $3,561,734  $(1,169,918)  736,454   $(354,509)  $2,103,342

Purchase of treasury stock                                                    205,900    (99,489)      (99,489)
Cancellation of treasury stock   (280,000) (2,800)    (107,200)              (280,000)   110,000
Net income                                                          333,780                            333,780

Balance at March 31, 1997       6,323,498 $63,235   $3,454,534    $(836,138)  662,354   $(343,998)  $2,337,633




























The accompanying notes are an integral part of this statement.

                         New Retail Concepts, Inc.

                         STATEMENTS OF CASH FLOWS

                                 March 31,




                                                            1997           1996

 Cash flows from operating activities
  Net income                                               $ 333,780     $1,161,021
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities
    Sale of licensing rights                                             (1,062,324)
    Equity in income of affiliate                           (146,008)       (86,405)
    Changes in operating assets and liabilities
      (Increase) decrease
        Accounts receivable                                  (28,133)       185,025
        Other current assets                                  31,795        (52,070)
        Other assets                                           3,000         14,747
      Increase (decrease)
        Accounts payable                                     (75,508)       (34,819)
        Accrued expenses and other current                    27,977       (186,023)
        liabilities
        Income taxes payable                                   5,117         (5,117)

                                                            (181,760)    (1,226,986)

      Net cash provided by (used in) operating activities    152,020        (65,965)


 Cash flows from investing activities
  Decrease (increase) in loan receivable - officer           107,607        (46,148)
  Payments received on note receivable                       155,280         37,720
  Repayment of loan to CANDIE'S, Inc.                           -           600,000

      Net cash provided by investing activities              262,887        591,572


                         New Retail Concepts, Inc.

                   STATEMENTS OF CASH FLOWS (continued)

                                 March 31,





                                                            1997           1996

 Cash flows from financing activities
  Repayment of debt                                        $             $  (4,241)
  Repayment of note payable                                 (100,000)     (150,000)
  Purchase of treasury stock                                 (99,489)     (249,262)

    Net cash used in financing activities                   (199,489)     (403,503)

    NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                       215,418       122,104

 Cash and cash equivalents at beginning of year              245,616       123,512

 Cash and cash equivalents at end of year                  $ 461,034     $ 245,616


 Supplemental disclosures of cash flow information:
  Cash paid during the year for
   Interest                                                $    -        $   9,371
   Income taxes                                                2,220         4,102



During fiscal 1996, the Company offset an amount due to NES of $200,000 with an amount due from NES of $200,000 (reference is made to Note C).
















The accompanying notes are an integral part of these statements.

                          New Retail Concepts, Inc.

                        NOTES TO FINANCIAL STATEMENTS

                           March 31, 1997 and 1996



NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

  New Retail Concepts, Inc. ("NRC") (the "Company") is engaged in managing its existing corporate assets and seeking other business opportunities for acquisition or merger. License and marketing fees relate to two license agreements calling for the payment of royalties to the Company for use of the No Excuses trademark.

  The Company has no full-time employees and three part-time employees who are the Chairman of the Board and President, the Chief Financial Officer of the Company, and a marketing director, respectively (Note E).

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

  4. Earnings Per Share

     Earnings per share is based on the weighted average number of shares outstanding during the period adjusted for the dilutive effect of common stock equivalents when applicable.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"),

                          New Retail Concepts, Inc.

                           March 31, 1997 and 1996



NOTE A (continued)

     "Earnings Per Share," which is effective for financial statements for both interim and annua1 periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrant, and convertible preferred stock. The Company does not expect the basic or diluted earnings per share measured under SFAS No. 128 to be materially different than its primary or fully diluted earnings per share measured under APB No 15.

  5. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  6. Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

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

                           New Retail Concepts, Inc.

                           March 31, 1997 and 1996



NOTE B - INVESTMENT IN CANDIE'S, INC.

  At March 31, 1997, the Company owns 1,227,696 shares of restricted common stock of CANDIE'S, Inc. ("CANDIE'S"), a publicly-traded corporation, carried at $1,597,082, which is recorded on the equity method of accounting. Included in the carrying amount is approximately $617,000 of goodwill (net of amortization) which is being amortized over ten years. The quoted market value of 1,227,696 shares of CANDIE'S unrestricted common stock was $6,905,790 at March 31, 1997.

  In addition, the Company holds warrants to purchase 700,000 additional shares of such common stock at an initial price of $1.2375 per share and an option to purchase 100,000 additional shares at $1.15 per share. The option is exercisable at any time, in whole or in part, through October 6, 1999. The warrants were issued in conjunction with a loan agreement, pursuant to which the Company loaned CANDIE'S $600,000 and extended a $200,000 line of credit. During fiscal 1996, the $600,000 loan was repaid in full, together with approximately $33,500 in interest, and the $200,000 line of credit expired.

  On March 3, 1993, the Company transferred various trademarks, including CANDIE'S(R), and its right, title and interest in certain identified license agreements with respect to the trademarks to CANDIE'S, Inc. In consideration for the transfer, CANDIE'S issued the Company 900,000 shares of restricted common stock. The Company valued the restricted stock at $2,250,000, based on a valuation prepared by an investment banker, while the issuer valued the restricted stock at $1,080,000, based on a valuation prepared by a different investment banker. If the Company had valued the restricted common stock using the amount assigned to the shares by the issuer, the valuation would have been reduced by $1,170,000, the Company's net income for the years ended March 31, 1997 and 1996 would have been increased by $117,000 per year and the net assets and stockholders' equity as of March 31, 1997 and 1996 would have been reduced by approximately $1,003,000 and $926,000, respectively.

  The Company and CANDIE'S have entered into a Services Allocation Agreement, pursuant to which CANDIE'S provides NRC with financial, marketing, sales and other business services for which NRC is charged an allocated portion of CANDIE'S expenses, including employees' salaries associated with such services. The service allocation was $50,000 and $55,968 in fiscal 1997 and 1996, respectively.

  The Chairman of the Board and President of the Company is also the President, Chief Executive Officer and a director of CANDIE'S. An agreement, as amended on January 30, 1995, was entered into among the Company and CANDIE'S, and the Chairman of the Board and President

                           New Retail Concepts, Inc.

                           March 31, 1997 and 1996



NOTE B (continued)

  of the Company, pursuant to which CANDIE'S will not, directly or indirectly, other than pursuant to the terms of the Services Allocation Agreement, conduct any business or enter into any transaction or series of related transactions, with or for the benefit of the Company or any subsidiary of it, having a total value per transaction or series of related transactions in excess of $50,000, other than in the ordinary course of business, without the approval of either a majority of the disinterested members of CANDIE'S Board of Directors or a majority of the CANDIE'S stockholders who are not affiliates of CANDIE'S.

  The following is a condensed balance sheet of CANDIE'S, Inc. and a condensed statement of operations for the years ended January 31, 1997 and 1996:

                                                January 31,

                                            1997           1996

    Current assets                      $  9,039,203   $  5,968,663
    CANDIE'S trademark                     4,548,650      4,831,466
    Other noncurrent assets                1,121,492        945,684

                                        $ 14,709,345   $ 11,745,813

    Total liabilities                   $  6,101,434   $  6,159,459

    Total stockholders' equity          $  8,607,911   $  5,586,354

    Revenues                            $ 45,005,416   $ 37,914,127
    Costs and expenses                   (43,860,101)   (36,860,171)

    Net Income                          $  1,145,315   $  1,053,956

NOTE C - NO EXCUSES TRADEMARK

  On January 7, 1993, the Company sold its No Excuses trademark and certain identified license agreements with respect to the trademark ("Assets") to No Excuses Sportswear, Ltd. ("Buyer" or "NES"). As additional consideration for the sale of the Assets, the Buyer had agreed to pay the Company fifty percent of all "Net Shared Income" in perpetuity. Net Shared Income means all income received by Buyer or its affiliates in connection with "Covered Uses" of the trademark, as defined. On November 3, 1995, the Company and NES settled certain disputes relating to the aforementioned

                          New Retail Concepts, Inc.

                           March 31, 1997 and 1996



NOTE C (continued)

  agreements via a settlement agreement (the "Settlement Agreement"), resulting in a gain of $1,062,324. Under the Settlement Agreement, (i) the Company sold to NES for $200,000 down plus $1,000,000 payable over five years ($862,000, net of imputed interest) the Company's right to share in future royalty income received by NES, (ii) the Company paid NES $200,000 in settlement of all amounts due with respect to royalties received for the 1994 calendar year under the Company's license agreements and (iii) the rights under the Company's existing license agreements with respect to periods after January 1, 1995 were revised to provide for (A) the payment by the Company of 20% of royalties under the license agreement with WalMart with respect to sales after July 31, 1997 if the license agreement then expiring is renewed by WalMart and (B) the payment by the Company of 20% of royalties under the license agreement with Mamiye for the period ending July 31, 1997 and the assignment of such license agreement to NES on August 1, 1997. The Settlement Agreement also provides the Company with an option to acquire a license to use the Trademark with respect to footwear products if WalMart does not renew its license agreement with the Company.


NOTE D - NOTE PAYABLE

  Note payable represents amounts due the estate of Charles Cole, the deceased father of the Company's Chairman of the Board and President. At March 31, 1997, the outstanding balance on this note was $300,000 and is due on demand.


NOTE E - COMMITMENTS AND CONTINGENCIES

  1. Litigation

     On April 26, 1994, a First Amended Complaint was filed in the United States District Court for the Central District of California in Los Angeles, California, by Eric Y. Knipe ("Knipe"), against Washington Square Capital, Jack Hart, New Retail Concepts, Inc., and Neil Cole (the Company's President), claiming that the defendants engaged in activities in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and related claims of breach of contract, bad faith denial of contract, fraud, conversion and conspiracy. The Company is named as a defendant only in the RICO, conversion, and conspiracy causes of action, with respect to the Company's activities as a buyer of jeans manufactured at Ready Industries of Puerto Rico, Inc., of which Knipe was a

                          New Retail Concepts, Inc.

                           March 31, 1997 and 1996



NOTE E - (continued)

     stockholder. Knipe is seeking compensatory damages in excess of $3,000,000, punitive damages, trebling of all damages, attorney's fees, and injunctive relief. On January 16, 1996, the Court dismissed the action against all defendants for failure to state a cause of action with respect to the RICO claims and for failure of diversity jurisdiction with respect to all other claims. The plaintiff filed an appeal to the Court's dismissal, which is still pending, and, on February 16, 1996, initiated a similar action in the Superior Court of the State of California on behalf of himself and his wholly-owned corporation, EYK International. A demurrer addressing most of the causes of action in the state court action was granted in part and denied in part. Motions for summary adjudication of the issues have been filed affecting all parties and a hearing to argue the motions is scheduled for July 8, 1997. The Company intends to contest the above-mentioned litigation matter vigorously and management is of the opinion that the outcome will not have a material effect on the financial condition of the Company.

  2. Employment Contracts

     The Company and its President are currently negotiating the renewal of an employment agreement that expired on December 31, 1996. The agreement provided for the President of the Company to spend up to 49% of his time in furtherance of his duties to the Company at an annual salary of
     $150,000. In addition, the agreement provided the President with an annual incentive bonus equal to 5% of the annual pretax net income of the Company up to $2,000,000 and up to 7-1/2% of the annual pretax net income of the Company, if any, in excess of $2,000,000. The annual incentive bonus for the 1996 and 1997 fiscal years was $59,129 and $18,385, respectively. The Board of Directors additionally authorized a bonus for the 1996 and 1997 fiscal years of $125,000 paid and to be paid to the President in monthly installments of $10,417 throughout calendar 1997. Such amounts were accrued in the accompanying financial statements as of March 31, 1997. In July 1995, the Board of Directors granted the President a five-year option to acquire 400,000 shares of the Company's common stock at an exercise price of $.35 per share.

     On November 15, 1994, the Company and its Chief Financial Officer entered into a two-year employment agreement. The agreement states that the Chief Financial Officer shall devote on less than a full-time basis, his attention and ability to his duties as Chief Financial Officer. The agreement provides for an annual salary of $30,000 for the first year of the agreement and $40,000 for the second year of the agreement. In addition, the agreement provides the Chief Financial Officer a bonus equal to 1% of the Company's pretax earnings, and a five-year option to

                          New Retail Concepts, Inc.

                           March 31, 1997 and 1996



NOTE E - (continued)

     acquire 135,000 shares of the Company's common stock at an exercise price of $.10 per share. The option was granted pursuant to an incentive stock option plan then in effect. In November 1996, the Company extended the employment agreement for two additional years at an annual salary of $40,000.

  3. Related Party Transactions

     In July 1994, the Company loaned its Chairman of the Board and President $150,000, which was used to replace cash collateral advanced by the Chairman to a senior lender of CANDIE'S. The loan was repaid in February 1996 together with interest of $3,000. During fiscal years 1996 and 1997, the Company extended various loans to its Chairman which amounted to $10,102 at March 31, 1997.


NOTE F - INCOME TAXES

  Significant components of the Company's deferred taxes at March 31, are as follows:

                                               1997            1996
   Deferred tax assets
     Net operating loss carryforward       $6,789,000     $6,847,000
     Legal and litigation accruals               -              -
     Bonus accrual                             11,000         84,000
     Alternative minimum tax                   39,000         39,000
     Other                                       -             1,000

                                            6,839,000      6,971,000


   Deferred tax liabilities
     Loss in equity of affiliate           $  445,000     $  390,000
     Installment income                       254,000        313,000

                                            6,140,000      6,268,000

   Less valuation allowance                 6,240,000      6,368,000

        Net deferred tax liability         $ (100,000)    $ (100,000)


                          New Retail Concepts, Inc.

                           March 31, 1997 and 1995



NOTE F (continued)

  SFAS No. 109 requires a valuation allowance against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance at March 31, 1997 and March 31, 1996 primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

  The provision (benefit) for income taxes is comprised of the following:

                                              1997           1996
     Current
      Federal                                $3,860
      State and local                         1,242         $3,082

                                             $5,102         $3,082


  The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                             1997                  1996
                                                 Percent                Percent
                                                   of                     of
                                       Amount    income      Amount     income
 Statutory Federal income tax rate   $ 115,220    34.0%     $ 395,795   34.0%
 State and city taxes - net of
  Federal tax benefit                    1,242     0.4          3,082    0.3
 Utilization of net operating loss
  carryforwards                       (115,220)  (34.0)      (395,795) (34.0)
 Other                                   3,860     1.1           -       -

 Actual provision for income taxes   $   5,102     1.5%     $   3,082    0.3%


  The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate "ownership change." The Company's ability to utilize its net operating loss carryforwards may be limited because of a change in ownership in excess of 50 percentage points.

                          New Retail Concepts, Inc.

                           March 31, 1997 and 1995



NOTE G - STOCK OPTION PLAN AND STOCKHOLDERS' EQUITY

  On January 13, 1995 and June 25, 1995, as compensation for services rendered as directors of the Company, the Company granted to each of the three directors of the Company five-year options to acquire 25,000 (or a total of 75,000 and 75,000, respectively) shares of common stock of the Company at an exercise price of $.20 and $.22 per share, respectively. On May 18, 1995, as compensation for services rendered as a consultant to the Company, five-year options to acquire 100,000 shares of common stock of the Company at an exercise price of $.15 per share were granted. See Note E-2 as to options granted to the President and Chief Financial Officer of the Company.

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 31, 1995 and prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

  SFAS No. 123 requires compensation expense to be recorded (i) using a fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretation with pro forma disclosure of what net income and earnings per share would have been had the Company adopted a fair value method. The Company intends to continue to account for its stock-based compensation plans in accordance with the provisions of APB No. 25.

  The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretation in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to b representative of the effects on reported net income for future years (e.g., the first year reflects expense for only one year's vesting, while the second year reflects the expense for two years' vesting).

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had

                          New Retail Concepts, Inc.

                           March 31, 1997 and 1995



NOTE G (continued)

  accounted for its employee stock options (including options granted to directors and the President (see Note E) under the fair value method of that Statement. The fair value for options granted during the year ended March 31, 1996 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

     Expected volatility      32%
     Expected life (term)     3 years
     Risk-free interest rate  6%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The weighted-average fair value of all options granted (at their grant date) during the years ended March 31, 1997 and 1996 was $0 and $45,000, respectively. If the Company accounted for its employee stock options under the fair value method of the Statement, net income and net income per share would have been lower by approximately $45,000 or $.01 per share, respectively, for the year ended March 31, 1996. There was no effect on net income for the year ended March 31, 1997.

  A summary of the Company's stock option activity for the years ended March 31, 1997 and 1996 follows:

                                              Weighted-
                                               average
                                               exercise
                                   Shares       price

    Outstanding, March 31, 1995   210,000       $.14
     Granted                      575,000        .30
     Canceled                        -

    Outstanding, March 31, 1996   785,000        .26
     Granted                         -
     Canceled                        -

    Outstanding, March 31, 1997   785,000        .26

                          New Retail Concepts, Inc.

                           March 31, 1997 and 1995



NOTE G (continued)

  All options outstanding and exercisable at March 31, 1997 were as follows:

                   Options outstanding                      Options exercisable
                              Weighted-
                               average     Weighted-                   Weighted-
    Range of                  remaining     average                    average
    exercise      Number     contractual   exercise         Number     exercise
     prices     outstanding     life         price        exercisable   price
   $.10-15      235,000       5.7 years     $.12            235,000     $.12
   .20-.22      150,000       3.0 years      .21            150,000      .21
   .35          400,000       3.2 years      .35            400,000      .35

                785,000       3.9 years    .25          785,000     .25

NOTE H - MAJOR CUSTOMERS

  The Company derived a significant portion of its license and marketing fees from two major customers in 1997 and three customers in 1996. Net revenues attributable to each such customer amounted to 80% and 20%, respectively, for the year ended March 31, 1997 and 60%, 24% and 16%, respectively, for the year ended March 31, 1996.


NOTE I - OTHER INCOME

  Included in other income for the year ended March 31, 1997 is the reversal of a prior year's overaccrual of $75,000, which was recorded by the Company in the fourth quarter.

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

Name              Age    Position

Neil Cole          40    Chairman  of  the  Board  of  Directors,
                         President,  Chief   Executive   Officer,
                         Chief Operating Officer and Treasurer

Gary Klein         42    Principal Financial Officer

Barry Emanuel      55    Director

Steven Mendelow    54    Director

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the aggregate compensation paid by the Company for the three fiscal years ended March 31, 1997 to the Company's Chief Executive Officer, the Company's only executive officer whose total compensation exceeded $100,000 during the last fiscal year:

                        SUMMARY COMPENSATION TABLE
 Name and                   Fiscal      Annual Compensation(1)        Stock Option
 Principal Position          Year       Salary          Bonus         Grants (2)

 Neil Cole                   1997      $150,000       $143,385              -
  Chief Executive            1996       150,000        184,129       425,000 shares
  Officer                    1995       125,502        125,000        25,000 shares

_______________
(1)The aggregate amounts of all perquisites and other personal benefits, securities and property not included in the summary compensation table or described below do not exceed the lesser of $50,000 or 10% of the annual compensation.

(2)During the 1996 fiscal year, Mr. Cole was granted an option to purchase 400,000 shares of common stock as an inducement to enter into a two-year extension to his employment agreement with the Company. During the 1995 and 1996 fiscal years, each of the three directors, including Mr. Cole, was granted an option to purchase 25,000 shares of common stock.


     During the fiscal year ended March 31, 1997, there were no stock option grants to the executive officer named above.

     The following table sets forth information as to the unexercised options held by the executive officer named above as of March 31, 1997:

          AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                  Number of         Value of
                                                    Shares        Unexercised
                   Shares                         Underlying        In-the-
                 Acquired on         Value        Unexercised        Money
 Name             Exercise          Received        Options        Options(1)
 Neil Cole            -                 -           450,000         $355,750
_____________

(1)Based on $1.125 per share, an average of the closing bid and asked prices on March 31, 1997 reported by the OTC Bulletin Board of The Nasdaq Stock Market, Inc.


Compensation of Directors

     Directors receive no cash compensation in their capacity as directors and received no other compensation during the 1997 fiscal year.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of June 20, 1997, except as noted, regarding the beneficial ownership of the common stock by (i) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

                                    Amount and Nature
Name and Address                      of Beneficial        Percent of
of Beneficial Owner (1)               Ownership (2)         Class (3)

Neil Cole.........................    2,315,714 (4)          38.1%

Steven Mendelow...................      313,000 (5)           5.5%

Barry Emanuel.....................      175,000               3.1%

Gary Klein........................      200,000               3.5%

All directors and executive officers
 as a group.......................    3,003,714 (4)(5)       47.6%
_______________________________

(1)The  address   of  each  beneficial  owner  is  c/o  the  Company,  2975
   Westchester Avenue, Purchase, New York 10577.

(2)The number of shares set forth includes the following number of shares with respect to which each individual has the right, exercisable within 60 days, to acquire beneficial ownership upon exercise of options granted by the Company:
                                               Number of Shares
       Mr. Cole................................    450,000
       Mr. Mendelow............................     50,000
       Mr. Emanuel.............................     50,000
       Mr. Klein...............................    135,000
       All directors and executive officers
         as a group............................    685,000

(3)Based on 5,623,139 shares of common stock outstanding on June 20, 1997.

(4)Includes  156,000   shares  owned  by  The  Sweet  Foundation,  Inc.,  a
   charitable foundation controlled by Mr. Cole.

(5)Includes 63,000 shares owned by Westlake Foundation, a charitable foundation, with respect to which shares Mr. Mendelow shares voting and dispositive power, and 150,000 shares owned by C&P Associates, a limited partnership controlled by Mr. Mendelow.

ITEM 12.  CERTAIN RELATIONS AND RELATED TRANSACTIONS.

     Neil Cole, the President, Chief Executive Officer and Chairman of the Board, a director and the beneficial owner of 2,315,714 shares of the common stock of the Company, is also the President, Chief Executive Officer, a director and the beneficial owner of 30.3% of the common stock of Candie's.

     The Company and Candie's have in effect a Services Allocation Agreement pursuant to which Candie's provides the Company with certain business services and the Company pays Candie's an allocable portion of the expenses, including employees' salaries, associated with such services. Pursuant to such agreement, the Company paid Candie's approximately $50,000 and $56,000, respectively, for the two fiscal years ended March 31, 1997 and 1996. The Company and Candie's also have in effect an Amended and Restated Affiliated Transactions Agreement pursuant to which they have agreed that they will not enter into certain transactions without the approval of either a majority of the disinterested members of the Board of Directors of Candie's or a majority of the stockholders of Candie's who are not affiliates of the Company.

     During the 1996 and 1997 fiscal years, the Company extended various loans to Mr. Cole. The principal amount of all outstanding loans at March 31, 1997 was $10,102.

     The Company is in default on a promissory note payable to the estate of Charles Cole, the deceased father of Neil Cole. As of May 31, 1997, the outstanding principal amount of such note was $300,000.

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

     (b)  Reports on Form 8-K:

          During the three months ended March 31, 1997, no reports on Form 8-K were filed by the Company.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NEW RETAIL CONCEPTS, INC.


                               by /s/ Neil Cole
                              Neil Cole, President
Dated:  June 25, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


/s/ Neil Cole          Chairman of the Board of Directors,  June 25, 1997
     Neil Cole         President and Treasurer (Principal
                       Executive and Accounting Officer)


/s/ Gary Klein         Principal Financial Officer          June 25, 1997
     Gary Klein


/s/ Steve Mendelow     Director                             June 25, 1997
   Steve Mendelow


/s/ Barry Emanuel      Director                             June 25, 1997
   Barry Emanuel

                        INDEX TO EXHIBITS

Exhibit
 Number                 Description
   3.1      Certificate of Incorporation of the Company (1)
   3.2      Certificate  of   Amendment  to  the  Certificate  of
            Incorporation of the Company (2)
   3.3      By-Laws of the Company (1)
  10.1      Services Allocation  Agreement dated  as of  March 3,
            1993 between the Company and Candie's, Inc. (3)
  10.2      Agreement dated  as of  April 1,  1992,  between  the
            Company and Wal-Mart Stores, Inc. (4)
  10.3      Registration Rights Agreement between the Company and
            Candie's, Inc., dated as of May 16, 1994 (5)
  10.4      Amended and Restated Affiliate Transactions Agreement
            between the  Company and Candie's, Inc. dated January
            30, 1995 (6)
  10.5      Securities Purchase Agreement between the Company and
            Candie's, Inc. dated February 1, 1995 (6)
  10.6      Employment Agreement  between the  Company  and  Gary
            Klein dated November 15, 1994 (5)
  10.7      Option Certificate  issued by Candie's, Inc. in favor
            of the Company dated as of October 6, 1994 (5)
  10.8      Settlement Agreement  dated as  of November  3,  1995
            between the  Company and  No Excuses Sportswear, Ltd.
            (7)
  10.9*     License Agreement  dated as  of April 1, 1997 between
            the Company and Montgomery Ward & Co., Incorporated
  11.*      Computation of Earnings (Loss) Per Share
  27.*      Financial Data Schedule.
_________________
*Filed herewith
(1)Incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-7373-NY) filed with the Securities and Exchange Commission on September 18, 1986
(2)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990
(3)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993
(4)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992
(5)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995
(6)Incorporated by reference to the Company's Current Report of the Company on Form 8-K dated January 30, 1995
(7)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

                                                       Exhibit 10.9

      LICENSE AGREEMENT BETWEEN NEW RETAIL CONCEPTS, INC. AND
                MONTGOMERY WARD & CO., INCORPORATED


     This Agreement is made as of the 1st day of April, 1997, between New Retail Concepts, Inc. (hereinafter called "Licensor") and Montgomery Ward & Co., Incorporated (hereinafter called
"Licensee").

     WHEREAS, Licensor has certain rights to the registered trademark known as CRAYONS (hereinafter referred to as the "Licensed Mark").

     WHEREAS, Licensee recognizes that the Licensed Mark has acquired notoriety and goodwill with the general public by virtue of its use in connection with the manufacture, advertisement, distribution and sales of footwear.

     NOW, THEREFORE, in consideration of the mutual promises herein, it is mutually agreed as follows:

1. GRANT OF LICENSE.

     A.   Grant:

          i) Licensor hereby grants to Licensee, and Licensee hereby accepts, the right, license and privilege to use the Licensed mark on a non-exclusive basis in connection with, and only with, the use, design, manufacture, advertisement and sales of footwear products (hereinafter called "Products" and Products bearing the Licensed Mark hereinafter will be called "Articles") within the territory specified below in paragraph 2 of this Agreement (hereinafter called the "Territory"). It is understood and agreed that while the manufacture of the Articles may take place outside the Territory, no Articles may be advertised or sold outside the Territory.

          ii)  Nothing contained in this Agreement shall prevent
Licensor from using or granting others the right or license to use the Licensed Mark in connection with the Products in the Territory or outside it.

     B.   Term:

          i)   The term of this Agreement shall commence on April
1, 1997 and shall expire on March 31, 2000, unless sooner terminated as provided under this agreement or renewed as hereinafter provided.

          ii) Licensee shall have the option to extend the term of this Agreement with the consent of the Licensor for two additional terms of three (3) years each. Such option shall deemed to be exercised unless Licensee shall give Licensor written notice, not later than six (6) months prior to the expiration date of the then current term that it declines to exercise said option and does not wish for the Agreement to be renewed.

          iii) Either party may terminate this Agreement, for any reason whatsoever, upon ninety (90) days written notice to the other party provided however, that the Licensee may continue to import, dispense and sell only such Articles as it has previously become contractually obligated to purchase prior to the date such notification is received by the Licensee.

     C.   Territory:

          i) This Agreement shall cover the sale of the Articles in retail stores owned or operated by the Licensee wherever they may be situated in North America and Mexico.

2.   COVENANTS OF LICENSE.

     A.   Use:

          i) Licensor and Licensee each represent and warrants that it has the legal right to enter into this Agreement and to assume the obligations hereunder.

          ii) In the event of any disputes between the parties with respect to the products covered by their respective licenses, such dispute shall be mediated in New York State in good faith by a mediator appointed by the American Arbitration Association, the cost thereof to be shared equally and any determination at said mediation shall be binding.

3.   TRADEMARK ROYALTY.

     A.   Earned Royalty:

          i) Licensee shall pay to Licensor three percent (3%) of the Licensee's actual purchase cost ("Purchases") of the Articles ("Earned Royalty"). Purchases shall be defined as the total purchase price paid by the Licensee for the Articles to be sold in their retail stores including FOB price, freight, duty, agents commissions, broker costs and other costs associated with the purchase of said Articles.

          ii) The Earned Royalty hereunder shall be accounted for and paid within 30 days after the end of each calendar quarter during the term of this Agreement.

     B. Within 30 days after the end of each calendar quarter during each term, Licensee shall furnish to Licensor a complete and accurate statement acceptable to Licensor and signed by an authorized officer of Licensee showing for the preceding quarter the computation of Purchases and the amount of Earned Royalty due and payable.

4.   Books and Records; Audits.

     Licensee shall prepare and maintain complete and accurate books of account and records relating to transactions arising or out of this Agreement. Licensor and its agents have the right to audit such books and records not more than twice per year for the duration of this Agreement.

5.   Approval of Articles and Packaging and Related Materials.

     Licensee understands and agrees that all Articles and other items bearing the Licensed Mark or intended for use in connection with the Articles are subject to approval by Licensor. Upon request, Licensee shall submit to Licensor, for Licensor's written approval, samples of each type of Articles and of all packaging and related materials at each stage of development of same.

If Licensor disapproves any samples, Licensee shall not use, sell or distribute such Articles or related materials. If no approval is given by Licensor within 7 days of actual receipt of materials and Articles by Licensor, Licensor shall be deemed to have approved same.

6.   The Licensed Mark.

     A. Licensee shall not use any name or names with the Licensed Mark so as to form a new mark. Licensee shall not use any name or names in connection with the Licensed Mark in any advertising, publicity, labeling, packaging or printed matter of any kind unless and until Licensor consents to its use.

     B. Licensee acknowledges that, as between Licensor and Licensee, Licensor is the owner of all right, title and interest in and to the Licensed Mark in the Territory in any form or embodiment thereof and is also the owner of the goodwill attached to the Licensed Mark in connection with the business and goods in relation to which the same has been, is or shall be used.

     C. Licensee never shall challenge Licensor's ownership of or the validity of the Licensed Mark or any application for registration thereof, or any trademark registration thereof, or any rights of licensor therein.

7.   Indemnity.

     Licensee and Licensor hereby saves and hold each other harmless of and from and indemnifies it against any and all losses, liability, damages and expenses (including reasonable attorney's fees and expenses) which the other party may incur or be obligated to pay, or pay or for which it may become liable or obligated or to be compelled to pay in any action, claim or proceeding against it, for or by reason of any acts, whether of omission or commission, that may be committed or suffered by the other party or any of its servants, agents or employees or in connection with the other party's performance of this Agreement.

8.   Default.

     A. If Licensee fails to make any payment hereunder, i) Licensee shall pay interest on the unpaid balance at the prevailing Prime Rate plus 1% from the due date until the date such payment is made. If such default is uncured for a period of fifteen (15) calendar days after written notice thereof, Licensor shall have the right to terminate this Agreement forthwith by written notice thereof to Licensee.

     B. If Licensee otherwise fails to perform any of the terms, conditions, agreements or covenants in this Agreement on its part to be performed and i) such default is not curable, or ii) such default is curable but continues uncured for a period of fifteen
(15) calendar days after notice thereof has been given to the defaulting party in writing by the other party, or iii) such default is curable, but not within fifteen (15) calendar days, and the Licensee is not diligently taking all steps necessary to cure the default as promptly as practicable, Licensor at its sole election, may terminate this Agreement forthwith by written notice thereof to the Licensee.

9.   Rights on Expiration or Termination.

     A. In the event of termination in accordance with paragraph 1(B) or 8 hereof, Licensee shall pay to Licensor upon demand any Earned Royalty then owed to it and an amount equal to any other damages Licensor may have suffered on account of such termination or the acts or omissions from which it resulted.

     B. If this Agreement expires or is terminated other than by Licensor pursuant to paragraph 8 hereof, Licensee shall be entitled, for an additional six (6) months only, on a non-exclusive basis, to import, sell and dispose of its inventory of Articles in the Territory, provided however, that the Licensee may continue to import, dispense and sell such inventory of Articles as it had been previously become contractually obligated to purchase. An accounting and payments shall be due within fifteen (15) days after the close of the said six (6) month period.

10.  Bankruptcy.

     If Licensee files a petition in bankruptcy or adjudicated a bankrupt, this Agreement shall terminate forthwith without the necessity of any notice whatsoever. If the Agreement is so terminated, neither Licensee nor its receivers, representatives, trustees, agents. administrators, successors or assigns shall have any right to sell, exploit or in any way deal with any Articles, related materials or the Licensed Mark.

11.  Notice.

     All reports, approvals, requests, demands and notices required by this Agreement to be given to a party shall be in writing and shall be deemed to be duly given if personally delivered or if delivered by overnight mail or courier service or if mailed to the party concerned at its address set forth below.

     New Retail Concepts, Inc.     Montgomery Ward & Co., Incorporated
     2975 Westchester Ave.         Montgomery Ward Plaza
     Purchase, NY 10577            Chicago, IL 60671
     Att'n: Neil Cole, CEO         Att'n: Legal Dept.

12.  Assignability.

     This Agreement is not assignable by either party.

13.  Applicable Law.

     This Agreement shall be governed, construed and interpreted in accordance with the laws of the State of New York.


IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

NEW RETAIL CONCEPTS, INC.          MONTGOMERY WARD & CO., INCORPORATED


 /s/ Neil Cole                       /s/
By:                                By:
Title: President                   Title: VP GMM

                                                                 Exhibit 11

                         NEW RETAIL CONCEPTS, INC.
                     COMPUTATION OF EARNINGS PER SHARE




                                           Fiscal Year Ended
                               March 31, 1997           March 31, 1996
                                         Fully                    Fully
                             Primary    Diluted      Primary     Diluted

Net income                   $333,780   $333,780    $1,161,021  $1,161,021

Weighted average number
 of shares outstanding      5,768,860  5,768,860     6,240,796   6,240,796

Shares issuable upon
 exercise of options
 and warrants                 785,000    785,000       785,000     785,000

Shares assumed to be
 repurchased under the
 treasury stock method       (370,370)  (160,000)     (577,223)   (577,223)

                            6,183,489  6,393,860     6,448,573   6,448,573

NET INCOME PER SHARE           $0.05      $0.05        $ 0.18      $ 0.18