Form 10QSB
period 1997-06-30
NEW RETAIL CONCEPTS INC
filed 1997-09-02
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

     or

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

YES    X                                                  NO

                    APPLICABLE ONLY TO CORPORATE ISSUER

Shares of Common Stock outstanding at August 28, 1997: 6,423,493 (does not include 729,854 treasury shares held by Company at August 28, 1997).

Transitional Small Business Disclosure Format (check one):

YES                                                       NO    X

                         NEW RETAIL CONCEPTS, INC.
                            INDEX TO FORM 10-QSB
                     FOR THE PERIOD ENDED JUNE 30, 1997




                                                                        PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Condensed Balance Sheet at June 30, 1997 (unaudited)              3-4

      Condensed Statements of Operations for the
      Three Months Ended June 30, 1997 and 1996 (unaudited)               5

      Condensed Statements of Cash Flows for the Three
      Months Ended June 30, 1997 and 1996 (unaudited)                     6

      Notes to Interim Financial Statements                               7

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9

PART II - Other Information                                              10

   ITEM 1.  Legal Proceedings                                            10

   ITEM 2.  Exhibits and Reports on Form 8-K                             10

                         NEW RETAIL CONCEPTS, INC.
                          CONDENSED BALANCE SHEET
                               JUNE 30, 1997
                                (Unaudited)





                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $   450,462
  Accounts receivable - net of allowance for
   doubtful accounts of $12,000                                  112,026
  Note receivable - NES                                          166,930
  Other current assets                                            46,357

     Total current assets                                        775,775

FIXED ASSETS - AT COST:
  Furniture and equipment                                        101,657
  Less accumulated depreciation                                 (101,657)

                                                                    -

Note receivable - NES                                            462,149
Investment in Candie's, Inc.                                   1,771,515

                                                               2,233,664



                                                             $ 3,009,439















      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         NEW RETAIL CONCEPTS, INC.
                          CONDENSED BALANCE SHEET
                               JUNE 30, 1997
                                (Unaudited)




                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current                                     $   300,000
  Accounts payable - trade                                         5,299
  Accrued expenses and other current
   liabilities                                                    88,397


     Total current liabilities                                   393,696


DEFERRED INCOME TAXES                                            100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
     1,000,000 shares, no shares issued                              -
  Common stock - par value $.01; authorized,
     25,000,000 shares; issued 6,423,493 shares                   63,250
  Additional paid-in capital                                   3,470,504
  Accumulated deficit                                         (  614,718)

                                                               2,919,036
Less:
  Common stock in treasury at cost;
   711,354 shares                                                403,293

                                                               2,515,743

                                                             $ 3,009,439











    THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                         NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                Three Months Ended
                                                     June 30,
                                                1997          1996

Revenues:
  License and marketing fees                 $  140,028  $ 158,124

Costs and expenses:
  Selling, general
   and administrative                            96,900    155,437
  Interest expense                                3,750      4,356

   Total costs and expenses                                100,650
159,793

Operating income (loss)                          39,378     (1,669)

Other income (expense):
  Equity in gains (losses)of
   affiliate                                    174,433     (5,564)
  Other, net                                     12,610     45,649
                                                187,043     40,085
Income before provision
   for income taxes                             226,421
38,416

Provision for income taxes                        5,000      4,000

Net income                                   $  221,421               $
34,416

Net income per share of
   common stock                                $  0.04    $  0.01

Weighted average number of
   shares outstanding                         6,272,000   6,051,557








      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)





                                                      Three Months Ended
                                                           June 30,
                                                     1997          1996


Cash flows from operating activities:

     Net cash used in operating activities        $    (7,505)        $
(18,900)


Cash flows from investing activities:

     Net cash provided by investing
      activities                                       40,243      40,678

Cash flows from financing activities:

     Net cash used in financing
      activities                                      (43,310)   (110,000)

DECREASE IN CASH AND CASH EQUIVALENTS                 (10,572)    (88,222)
Cash and cash equivalents at beginning of period      461,034     245,616

Cash and cash equivalents at end of period        $   450,462  $  157,394
















      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         NEW RETAIL CONCEPTS, INC.
                   NOTES TO INTERIM FINANCIAL STATEMENTS
                           June 30, 1997 AND 1996



NOTE A - ORGANIZATION AND BASIS FOR PRESENTATION

           New Retail Concepts, Inc. ("NRC" or the "Company"), is engaged in managing its existing corporate assets and in seeking other business opportunities for acquisition or merger.

           The condensed financial statements included herein are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

           The Company has no full-time employees and three part-time employees which include the Chairman of the Board and President and the Chief Financial Officer of the Company.

NOTE B - CORPORATE ASSETS

          The Company owns 1,227,696 shares of the common stock of Candie's, Inc. ("Candie's"), a Delaware corporation whose shares are traded on the NASDAQ National Market System, warrants to purchase 700,000 additional shares of such common stock exercisable at an initial price of $1.2375 per share and an option to purchase for $1.15 per share 100,000 additional shares of such common stock. The Company's holding in Candie's is recorded on the equity method of accounting. At June 30, 1997, such holding was carried at $1,771,515, including approximately $593,400 of goodwill (net of amortization), which is being amortized over a ten-year period. Revenues, gross profit and net income of Candie's for the six months ended July 31, 1997 are as follows:

                    Net Revenues       $46,587,253
                    Gross Profit       $11,725,174
                    Net Income         $ 3,018,277

           The other corporate assets involving management by the Company include an account receivable from No Excuses Sportswear, Ltd. ("NES") and license agreements calling for the payment of royalties to the Company for the use of the NO EXCUSES(R) trademark and the CRAYONS(R) trademark.

NOTE C - MAJOR LICENSEES (CUSTOMERS)

           Two major licensees (customers) accounted for 88% and 12%, respectively, of total revenues for the three months ended June 30, 1997. Three major licensees accounted for 83.6%, 29.5% and 13.0%, respectively, of total revenues for the three month period ended June 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                         AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended June 30, 1997 and 1996

           Total revenues for the three months ended June 30, 1997 were $140,028 as compared to $158,124 for the corresponding period ended June 30, 1996. This decrease is primarily attributable to a decrease in reported shipments of its licensee for No Excuses footwear.

         Net income for the three months ended June 30, 1997 was $221,421 or $.04 per share of Common Stock, as compared to net income of $34,416 or $.01 per share of Common Stock, for the three months ended June 30, 1996. This increase in net income is principally due to an due to the equity in the gains of Candie's, Inc.

           Selling, general and administrative expenses decreased from $155,437 for the three months ended June 30, 1996 to $96,900 for the three months ended June 30, 1997. This decrease was primarily attributable to decreases in advertising, royalty and professional fee expenses.

           Interest expense for the three months ended June 30, 1997 was $3,750 as compared to $4,356 for the three months ended June 30, 1996. This decrease is due to a reduction in notes payable.

Liquidity and Capital Resources

           At June 30, 1997 the Company had working capital of $382,079 as compared to working capital of $335,760 at March 31, 1997. This increase in working capital arose primarily as a result of operating income for the period.

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

          Subsequent to June 30, 1997, the Company repurchased 18,500 shares of the Company's common stock at an aggregate purchase price of $19,663. All such shares were repurchased in the open market.

                         NEW RETAIL CONCEPTS, INC.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11 -  Computation of earnings per common share.
     27 -  Financial Data Schedule

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEW RETAIL CONCEPTS, INC.

DATED: August 29, 1997                       BY: /s/ Neil Cole
                                                Neil Cole
                                                President
                                                Chairman
                                                Chief Executive Officer
                                                Chief Accounting Officer

                               EXHIBIT INDEX



Exhibit No.  Description                                        Page

    11       Computation of Earnings per Share                   12
              (Three months ended June 30, 1997 and 1996)

    27       Financial Data Schedule                            13

                                                                  Exhibit 11


                         NEW RETAIL CONCEPTS, INC.
                     COMPUTATION OF EARNINGS PER SHARE




                                          Three Months Ended
                                June 30, 1997           June 30, 1996
                                           Fully                   Fully
                             Primary      Diluted    Primary      Diluted

Net Income                   $221,421    $221,421    $ 34,416    $ 34,416

Weighted average number
 of shares outstanding      5,743,000   5,743,000   5,843,028   5,843,028

Shares issuable upon
 exercise of options
 and warrants                 685,000     685,000     785,000     785,000

Shares assumed to be
 repurchased under the
 treasury stock method       (156,000)   (156,000)   (576,471)   (586,471)
                            6,272,000   6,272,000   6,051,557   6,051,557

NET INCOME PER SHARE          $0.04       $0.04       $ 0.01      $ 0.01