Form 10QSB
period 1997-09-30
NEW RETAIL CONCEPTS INC
filed 1997-11-14
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

     or

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

YES     X                                                 NO

                     APPLICABLE ONLY TO CORPORATE ISSUER

Shares of Common Stock outstanding at November 14, 1997: 5,693,639

Transitional Small Business Disclosure Format (check one):

YES                                                       NO     X



                          NEW RETAIL CONCEPTS, INC.
                            INDEX TO FORM 10-QSB
                   FOR THE PERIOD ENDED SEPTEMBER 30, 1997





                                                                    PAGE
PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Condensed Balance Sheet at September 30, 1997 (unaudited)      3-4
      Condensed Statements of Operations for the Six Months and
      Three Months Ended September 30, 1997 and 1996 (unaudited)     5

      Condensed Statements of Cash Flows for the Six Months
      Ended September 30, 1997 and 1996 (unaudited)                  6

      Notes to Interim Financial Statements                          7-8

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9-10

PART II - Other Information                                         11

   ITEM 1.  Legal Proceedings                                       11

   ITEM 2.  Exhibits and Reports on Form 8-K                        11























                                   Page 2
                          NEW RETAIL CONCEPTS, INC.
                           CONDENSED BALANCE SHEET
                             SEPTEMBER 30, 1997
                                 (Unaudited)





                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $   362,742
  Accounts receivable - net                                      207,645
  Note receivable - NES                                          169,363
  Other current assets                                            20,111

     Total current assets                                        759,861

FIXED ASSETS - AT COST:
  Furniture and equipment                                        101,657
  Less accumulated depreciation                                 (101,657)

                                                                    -

Note receivable - NES                                            418,885
Investment in Candie's, Inc.                                   1,823,149

                                                               2,242,034



                                                             $ 3,001,895


















       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                   Page 3
                          NEW RETAIL CONCEPTS, INC.
                           CONDENSED BALANCE SHEET
                             SEPTEMBER 30, 1997
                                 (Unaudited)




                    LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES:
  Note payable - current                                     $   300,000
  Accounts payable - trade                                         9,045
  Accrued expenses and other current
   liabilities                                                   122,648


     Total current liabilities                                   431,693


DEFERRED INCOME TAXES                                            100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
     1,000,000 shares, no shares issued                             -
  Common stock - par value $.01; authorized,
     25,000,000 shares; issued 6,423,493 shares                   64,235
  Additional paid-in capital                                   3,468,534
  Accumulated deficit                                         (  640,595)

                                                               2,892,174
Less:
  Common stock in treasury at cost;
      729,854 shares                                                 421,972

                                                               2,470,202

                                                             $ 3,001,895










    THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                                   Page 4
                          NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                 Six Months Ended       Three Months Ended
                                   September 30,           September 30,
                                  1997       1996         1997       1996

Revenues:
  License and marketing fees   $ 264,685  $ 432,294    $ 124,657  $ 274,170

Costs and expenses:
  Selling, general
   and administrative            307,388    321,408      210,488    165,971
  Interest expense                 7,500      9,356        3,750      5,000




   Total costs and expenses      314,888    330,764      214,238    170,971

Operating (loss) income          (50,203)   101,530      (89,581)   103,199

Other income (expense):
  Equity in gains (losses)
   of affiliate                  226,067    (78,182)      51,634    (72,618)
Other Income                      24,680     58,166       12,070     12,517
                                 250,747    (20,016)      63,704    (60,101)
Income (loss) before provision
  for income taxes               200,544     81,514      (25,877)    43,098

Provision for income taxes         5,000      5,982            0      1,982

NET INCOME (LOSS)              $ 195,544  $  75,532    $ (25,877) $  41,116

Net income (loss) per share
  of common stock:
   Primary and Fully Diluted      $0.03      $0.01       $(0.00)     $0.01

Weighted average number of
  shares outstanding:
   Primary and Fully Diluted   6,283,779  6,034,024    5,702,155  6,016,492








       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                   Page 5
                          NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)





                                                      Six Months Ended
                                                        September 30,
                                                     1997         1996

Cash flows from operating activities:

     Net cash (used in) provided by
      operating activities                        $(116,392)   $ 209,684


Cash flows from investing activities:

     Net cash provided by investing
      activities                                     81,074       92,912

Cash flows from financing activities:




     Net cash used in financing
      activities                                    (62,974)    (130,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (98,292)     172,596
Cash and cash equivalents at beginning of period    461,034      245,616

Cash and cash equivalents at end of period        $ 362,742    $ 418,212
















      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                   Page 6
                          NEW RETAIL CONCEPTS, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 AND 1996



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


NOTE B - CORPORATE ASSETS

           The Company owns 1,227,696 shares of the common stock of Candie's, Inc. ("Candie's"), a Delaware corporation whose shares are traded on the NASDAQ National Market System, warrants to purchase 700,000 additional shares of such common stock exercisable at an initial price of $1.2375 per share and an option to purchase for $1.15 per share 100,000 additional shares of such common stock. The Company's holding in Candie's is recorded on the equity method of accounting. At September 30, 1997, such holding was carried at $1,823,149, including approximately $568,000 of goodwill (net of amortization), which is being amortized over a ten-year period. Revenues, gross profit and net income of Candie's for the six months ended July 31, 1997 are as follows:

                    Net Revenues          $46,587,253
                    Gross Profit          $11,725,174
                    Net Income            $ 3,018,277






                                   Page 7
           The other corporate assets involving management by the Company include an account receivable from No Excuses Sportswear, Ltd. ("NES") and license agreements calling for the payment of royalties to the Company for the use of the NO EXCUSES(R) trademark and the CRAYONS(R) trademark.


NOTE C - MAJOR LICENSEES (CUSTOMERS)

           Two major licensees (customers) accounted for 85% and 15%, respectively, of total revenues for the six months ended September 30, 1997. Two major licensees accounted for 84% and 16%, respectively, of total revenues for the six month period ended September 30, 1996.









































                                   Page 8
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                          AND RESULTS OF OPERATIONS



Results of Operations

Six Months Ended September 30, 1997 and 1996

           Total revenues for the six months ended September 30, 1997 were $264,685 as compared to $432,294 for the corresponding period ended September 30, 1996. This decrease is primarily attributable to a decrease in reported shipments of its licensee for No Excuses footwear and the expiration of the Company's license for children's sportswear at July 31, 1997.

          Net income for the six months ended September 30, 1997 was $195,544 or $.03 per share of Common Stock, as compared to net income of $75,532 or $.01 per share of Common Stock, for the six months ended September 30, 1996. This increase in net income is principally due to the equity in the gains of Candie's, Inc.

         Selling, general and administrative expenses decreased from $321,408 for the six months ended September 30, 1996 to $307,388 for the six months ended September 30, 1997. This decrease was primarily attributable to decreases in advertising, royalty and professional fee expenses.

           Interest expense for the six months ended September 30, 1997 was $7,500 as compared to $9,356 for the six months ended September 30, 1996. This decrease is due to a reduction in notes payable.

Three Months Ended September 30, 1997 and 1996

           Total revenues for the three months ended September 30, 1997 were $124,657 as compared to $274,170 for the corresponding period ended September 30, 1996. This decrease is primarily attributable to a decrease in reported shipments of the Company's footwear licensee and the expiration of the Company's license for children's sportswear at July 31, 1997.

           Net loss for the three months ended September 30, 1997 was $25,877 or $0.00 per share of Common Stock, as compared to net income of $41,116 or $.01 per share of Common Stock, for the three months ended September 30, 1996. This loss of net income is principally due to the decrease in licensing revenues and an increase in current quarter operating expenses.

         Selling, general and administrative expenses increased from $165,971 for the three months ended September 30, 1996 to $210,488 for the three months ended September 30, 1997. This increase was primarily attributable to an increase in payroll expenses during the period.

           Interest expense for the three months ended September 30, 1997 was $3,750 as compared to $5,000 for the three months ended September 30, 1996. This decrease is due to a reduction in notes payable.

                                   Page 9
Liquidity and Capital Resources

         At September 30, 1997 the Company had working capital of $328,168 as compared to working capital of $335,760 at March 31, 1997. This decrease in working capital arose primarily as a result of an operating loss for the period.

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








































                                   Page 10
                          NEW RETAIL CONCEPTS, INC.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11 -  Computation of earnings per common share.
     27 -  Financial Data Schedule

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEW RETAIL CONCEPTS, INC.

DATED: November 14, 1997                     BY:______________________
                                                  Neil Cole
                                                  President
                                                  Chairman
                                                  Chief Executive Officer
                                                  Chief Accounting Officer


















                                   Page 11
                                EXHIBIT INDEX



Exhibit No.  Description                                        Page

    11       Computation of Earnings per Share                   13
              (Six months ended September 30, 1997 and 1996)

             Computation of Earnings per Share                   14
              (Three months ended September 30, 1997 and 1996)


    27       Financial Data Schedule                             15







































                                   Page 12
                                                               Exhibit 11
                                                                  Page 1

                          NEW RETAIL CONCEPTS, INC.
                      COMPUTATION OF EARNINGS PER SHARE




                                           Six Months Ended
                             September 30, 1997       September 30, 1996
                                          Fully                   Fully
                             Primary     Diluted     Primary     Diluted

Net Income                  $ 195,544   $ 195,544   $  75,532   $  75,532

Weighted average number
 of shares outstanding      5,716,243   5,716,243   5,825,495   5,825,495

Shares issuable upon
 exercise of options
 and warrants                 885,000     885,000     785,000     785,000

Shares assumed to be
 repurchased under the
 treasury stock method       (317,464)   (255,831)   (576,471)   (576,471)
                            6,283,779   6,345,411   6,034,024   6,034,024

NET INCOME PER SHARE           $0.03       $0.03       $0.01       $0.01
























                                   Page 13
                                                             Exhibit 11
                                                                Page 2

                          NEW RETAIL CONCEPTS, INC.
                      COMPUTATION OF EARNINGS PER SHARE




                                          Three Months Ended
                             September 30, 1997      September 30, 1996
                                          Fully                   Fully
                             Primary     Diluted     Primary     Diluted

Net (loss) income           $ (25,877)  $ (25,877)  $  34,416   $  34,416

Weighted average number
 of shares outstanding      5,702,155   5,702,155   5,807,963   5,807,963

Shares issuable upon
 exercise of options
 and warrants                   N/A         N/A       785,000     785,000

Shares assumed to be
 repurchased under the
 treasury stock method          N/A         N/A      (576,471)   (576,471)
                            5,702,155   5,702,155   6,016,492   6,016,492

NET (LOSS) INCOME PER SHARE    $0.00       $0.00       $0.01       $0.01
























                                   Page 14