Form 10QSB
period 1997-12-31
NEW RETAIL CONCEPTS INC
filed 1998-02-17
CIK 797659

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997

     or

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

YES     X                                                 NO

                     APPLICABLE ONLY TO CORPORATE ISSUER

Shares of Common Stock outstanding at February 14, 1998: 5,693,639

Transitional Small Business Disclosure Format (check one):

YES                                                       NO    X



                          NEW RETAIL CONCEPTS, INC.
                            INDEX TO FORM 10-QSB
                   FOR THE PERIOD ENDED DECEMBER 31, 1997





                                                                      PAGE
PART I - FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Condensed Balance Sheet at December 31, 1997 (unaudited)         3-4
      Condensed Statements of Operations for the Nine Months and
      Three Months Ended December 31, 1997 and 1996 (unaudited)         5

      Condensed Statements of Cash Flows for the Nine Months
      Ended December 31, 1997 and 1996 (unaudited)                      6

      Notes to Interim Financial Statements                            7-8

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9-10

PART II - Other Information                                            11

   ITEM 1.  Legal Proceedings                                          11

   ITEM 2.  Exhibits and Reports on Form 8-K                           11


























                                      2
                          NEW RETAIL CONCEPTS, INC.
                           CONDENSED BALANCE SHEET
                              DECEMBER 31, 1997
                                 (Unaudited)





                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $   396,968
  Marketable securities                                           76,923
  Accounts receivable - net                                       16,255
  Note receivable - NES                                          171,832
  Other current assets                                            17,164

     Total current assets                                        679,142

FIXED ASSETS - AT COST:
  Furniture and equipment                                        101,657
  Less accumulated depreciation                                 (101,657)

                                                                       -

Note receivable - NES                                            374,990
Investment in Candie=s, Inc.                                   1,871,939

                                                               2,246,929



                                                             $ 2,926,071




















       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                      3
                          NEW RETAIL CONCEPTS, INC.
                           CONDENSED BALANCE SHEET
                              DECEMBER 31, 1997
                                 (Unaudited)



                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - current                                     $   200,000
  Accounts payable - trade                                        10,000
  Accrued expenses and other current
   liabilities                                                   169,157


     Total current liabilities                                   379,157


DEFERRED INCOME TAXES                                            100,000

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01; authorized,
     1,000,000 shares, no shares issued                              -
  Common stock - par value $.01; authorized,
     25,000,000 shares; issued 6,423,493 shares                   64,235
  Additional paid-in capital                                   3,468,534
  Accumulated deficit                                           (663,883)

                                                               2,868,886
Less:
  Common stock in treasury at cost;
      729,854 shares                                             421,972

                                                               2,446,914

                                                             $ 2,926,071

















    THE ACCOMPANYING STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS

                                      4
                          NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                 Nine Months Ended     Three Months Ended
                                    December 31,      December 31,
                                 1997         1996       1997        1996




Revenues:
  License and marketing fees   $ 315,668   $ 498,661   $ 50,983  $   66,367

Costs and expenses:
  Selling, general
   and administrative            436,369     469,880    128,981     148,472
  Interest expense                11,250      13,106      3,750       3,750

   Total costs and expenses      447,619     482,986    132,731     152,222

Operating (loss) income         (131,951)     15,675    (81,748)    (85,855)

Other income (expense):
  Equity in gains (losses)
   of affiliate                  274,857     (78,182)    48,790         0
  Interest and other income       32,359      78,872      7,679      20,706
                                 307,216         690     56,469      20,706
Income (loss) before provision
  for income taxes               175,265      16,365    (25,279)    (65,149)

Provision (credit) for income
  taxes                            3,009       5,982     (1,991)          0

NET INCOME (LOSS)              $ 172,256  $   10,383 $  (23,288) $  (65,149)


Net income (loss) per share
  of common stock:
   Basic                          $0.03     $  0.00    $(0.00)    $ (0.01)
   Diluted                        $0.03     $  0.00    $(0.00)    $ (0.01)











       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                      5
                          NEW RETAIL CONCEPTS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)





                                                       Nine Months Ended
                                                         December 31,
                                                     1997          1996



Cash flows from operating activities:

      Net cash provided by
      operating activities                        $    43,228  $  138,096


Cash flows from investing activities:

     Net cash provided by investing
      activities                                       55,680      90,274

Cash flows from financing activities:

     Net cash used in financing
      activities                                     (162,974)   (151,053)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (64,066)     77,317
Cash and cash equivalents at beginning of period      461,034     245,616

Cash and cash equivalents at end of period        $   396,968  $  322,933




















      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                      6
                          NEW RETAIL CONCEPTS, INC.
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996

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

           The Company has no full-time employees and two part-time employees which include the Chairman of the Board and President and the Chief Financial Officer of the Company.

NOTE B - CORPORATE ASSETS

           The Company owns 1,227,696 shares of the common stock of Candie's, Inc. ("Candie's"), a Delaware corporation whose shares are traded on the NASDAQ National Market System, warrants to purchase 700,000 additional shares of such common stock exercisable at an initial price of $1.2375 per share and an option to purchase for $1.15 per share 100,000 additional shares of such common stock. The Company's holding in Candie's is recorded on the equity method of accounting. At December 31, 1997, such holding was carried at $1,871,939, including approximately $540,000 of goodwill (net of amortization), which is being amortized over a ten-year period. Equity in gains (losses) of affiliate for the nine months ended December 31, 1997 and 1996 only include the affiliate's results from operations for the seven months ended October 31, 1997 and 1996. Revenues, gross profit and net income of Candie's for the nine months ended October 31, 1997 are as follows:

                    Net Revenues       $70,367,254
                    Gross Profit       $17,832,544
                    Net Income         $ 3,826,781

           The other corporate assets involving management by the Company include an account receivable from No Excuses Sportswear, Ltd. ("NES"), a license agreement calling for the payment of royalties to the Company for the use of the NO EXCUSES(R) trademark, and the trademark CRAYONS(R).





                                      7
NOTE C - MAJOR LICENSEES (CUSTOMERS)

           Two major licensees (customers) accounted for 80.3% and 14.7%, respectively, of total revenues for the nine months ended December 31, 1997. Two major licensees accounted for 83.0% and 17.0%, respectively, of total revenues for the nine month period ended December 31, 1996.

NOTE D - MARKETABLE SECURITIES

          Marketable securities consist primarily of common equity securities of a publicly traded company. The Company accounts for marketable securities using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. At December 31, 1997, all securities covered under SFAS No. 115 were designated as available for sale and are stated at market value. Market value of securities approximated their cost and, accordingly, no realized market gains or losses were reported in a separate component of shareholders' equity. Realized gains and losses on sales of investments will be determined on a specific identification basis.

NOTE E - SUBSEQUENT EVENT

             On January 30, 1998, the Company entered into a letter of intent with Candie's, Inc. pursuant to which the Company would merge with and into Candie's, Inc. Each issued and outstanding common share of the Company's stock is expected to be converted into .405 shares of Candie's Common stock. The completion of the transaction is subject to the execution and negotiation of a definitive merger agreement, registration of the Candie's shares to be issued in the transaction under the Securities Act of 1933, as amended, and other customary conditions including stockholder approval of the transaction by both the Company and Candie's.

NOTE F - NET INCOME (LOSS) PER SHARE

          During the quarter, the Company adopted the provisions of Statement of Financial Accounting Standards NO. 128, "Earnings Per Share." Basic
earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the weighted average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares.

           The weighted average number of shares outstanding for the period presented is as follows:

                               Nine Months Ended     Three Months Ended
                                    December 31,      December 31,
                                 1997         1996       1997        1996

 Basic Shares                  5,709,000   5,800,000  5,694,000   5,725,000
 Effect of Dilutive Securities   593,000     225,000

 Diluted Shares                6,302,000   6,025,000  5,694,000   5,725,000

                                      8
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                          AND RESULTS OF OPERATIONS


Results of Operations

Nine Months Ended December 31, 1997 and 1996

            Total  revenues for  the nine months ended December 31, 1997 were
$315,668 as compared to $498,661 for the corresponding period ended December 31, 1996. This decrease is primarily attributable to a decrease in reported shipments and royalty rate of its licensee for No Excuses footwear and the expiration of the Company's license for children's sportswear at July 31, 1997.

          Net income for the nine months ended December 31, 1997 was $172,256 or $0.03 per share of Common Stock, as compared to net income of $10,383 or $0.00 per share of Common Stock, for the nine months ended December 31, 1996. This increase in net income is principally due to the equity in the gains of Candie's, Inc.

            Selling, general and administrative expenses decreased from $469,880 for the nine months ended December 31, 1996 to $436,369 for the nine months ended December 31, 1997. This decrease was primarily attributable to decreases in advertising, royalty and professional fee expenses.

            Interest expense for the six months ended December 31, 1997 was $11,250 as compared to $13,106 for the nine months ended December 31, 1996. This decrease is due to a reduction in notes payable.

Three Months Ended December 31, 1997 and 1996

     Total revenues for the three months ended December 31, 1997 were $50,983 as compared to $66,367 for the corresponding period ended December 31, 1996. This decrease is primarily attributable to a decrease in reported shipments and royalty rate of the Company's footwear licensee and the expiration of the Company's license for children's sportswear at July 31, 1997.

     Net loss for the three months ended December 31, 1997 was $(23,288) or $(0.00) per share of Common Stock, as compared to a net loss of $(65,149) or $(0.01) per share of Common Stock, for the three months ended December 31, 1996. This decrease in net loss is principally due to a decrease in operating expenses and an increase in the gains of Candie's, Inc.

     Selling, general and administrative expenses decreased from $148,472 for the three months ended December 31, 1996 to $128,981 for the three months ended December 31, 1997. This decrease was primarily attributable to a decrease in payroll expenses during the period.

     Interest expense for the three months ended December 31, 1997 was $3,750 as compared to $3,750 for the three months ended December 31, 1996.





                                      9
Liquidity and Capital Resources


          At December 31, 1997 the Company had working capital of $299,985 as compared to working capital of $335,760 at March 31, 1997. This decrease in working capital arose primarily as a result of an operating loss for the period.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

          None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 -  Financial Data Schedule

(b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW RETAIL CONCEPTS, INC.

DATED: February 14, 1998             BY:  /s/ Neil Cole
                                         Neil Cole
                                         President
                                         Chairman
                                         Chief Executive Officer
                                         Chief Accounting Officer






















                                     11
                                EXHIBIT INDEX



Exhibit No.  Description                                        Page


   27        Financial Data Schedule                             13