Form 10KSB
period 1998-03-31
NEW RETAIL CONCEPTS INC
filed 1998-06-30
CIK 797659

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended March 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from _____ to _____

     Commission file number 0-17805

                            NEW RETAIL CONCEPTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 DELAWARE                                 13-3275369
      -------------------------------                 -------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

      2975 Westchester Avenue, Purchase, NY                10577
      -------------------------------------             ----------
      (Address of Principal Executive Offices)          (Zip Code)

      Issuer's Telephone Number, Including Area Code : (914) 694-8888

      Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|      No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      Issuer's revenues for its most recent fiscal year: $385,266

      The approximate aggregate market value of the registrant's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average closing prices of such stock, as of June 24, 1998 was $9,727,347. The number of shares outstanding of the registrant's common stock on June 24, 1998, was 5,743,639 shares.

                                     PART I

Item 1. Description of Business.

      --------------------------------------------------------------------------
      Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including, but not limited to, the inability to maintain license or sublicense agreements, failure to consummate a proposed transaction with Candie's, Inc., lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.
      --------------------------------------------------------------------------

Current Business

      The Company was incorporated in Delaware in 1986. The Company's principal executive offices are located at 2975 Westchester Avenue, Purchase, New York 10577, and the telephone number at that address is (914) 694-8888.

      The Company has historically been involved in the manufacture, distribution and sale of various fashion items and, more recently, in the licensing and sublicensing of fashion trademarks.

      The Company currently maintains license agreements with WalMart Stores, Inc. ("WalMart") with respect to the NO EXCUSES(R) trademark for footwear, and with Montgomery Ward & Co., Incorporated ("Montgomery Ward") with respect to the use of the CRAYONS(R) trademark for footwear. A license agreement with Mamiye Sales, Inc. ("Mamiye") was assigned to No Excuses Sportswear, Ltd. ("NES") effective August 1, 1997. The WalMart license agreement expires on July 31, 2002. Pursuant to its agreement with NES, the Company is obligated to pay NES 20% of the royalties received from WalMart, subject to a $40,000 per annum minimum. To date, the Company has received approximately $25,000 in royalties pursuant to the Montgomery Ward license.

      In addition, as a result of a number of transactions with Candie's, Inc. ("Candie's"), the Company owns 1,227,696 shares of the common stock of Candie's and holds warrants to purchase 700,000 additional shares of such common stock at an initial price of $1.2375 per share and an option to purchase 100,000 additional shares of such common stock for $1.15 per share.

Recent Developments

      On April 6, 1998, the Company and Candie's entered into an Agreement and Plan of Merger, amended on May 14, 1998 and June 2, 1998 (the "Merger Agreement"). If the Merger Agreement is approved and the merger becomes effective, the Company will merge with and into Candie's, and Candie's will be the surviving corporation (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time, each share of the Company's common stock, par value $.01 per share (the "Common Stock") will be converted into
0.405 shares of Candie's common stock. In addition, each outstanding stock option of the Company which currently entitles the holder to purchase one share of Common Stock as of the effective time of the Merger will be converted into a stock option to purchase 0.405 shares of Candie's common stock. Based on the outstanding equity capitalization of Candie's and the Company, respectively, as of April 21, 1998, the Company's stockholders will own approximately 15% of the outstanding common shares of Candie's common stock at the effective time. The value of the consideration to be received by the Company's stockholders based on the closing price of Candie's common stock (as reported on the Nasdaq National Market) on April 6, 1998, the last business day preceding public announcement of the Merger Agreement was approximately $17,726,791 and on June 26, 1998, was $17,155,532. Mr. Cole, President and a principal shareholder of the Company, also is President and a principal shareholder of Candie's.

Background

      Prior to the fiscal year ended March 31, 1994 ("Fiscal 1994"), the Company was primarily engaged in manufacturing, importing and selling women's and children's jeans under the NO EXCUSES trademark. Beginning in the fiscal year ended March 31, 1992 ("Fiscal 1992"), and continuing through the fiscal year ended March 31, 1993 ("Fiscal 1993"), the Company underwent significant changes which resulted in a movement toward the fashion licensing business.

      In Fiscal 1992, the Company determined to wind down its manufacturing and importing operations and increase its licensing activities. Accordingly, during Fiscal 1992, the Company acquired El Greco, Inc., a Delaware corporation ("El Greco"), which owned the Candie's(R) and CRAYONS(R) trademarks, and through El Greco, licensed those trademarks. In January 1993 the Company sold its NO EXCUSES(R) trademark to NES (as described below) but retained certain royalty and sublicensing rights with respect to the NO EXCUSES(R) trademark (the "NO EXCUSES(R) Transaction"). In March 1993, El Greco transferred various trademarks, including the Candie's(R) Trademark to Candie's (the "Candie's(R) Transaction"). As part of the consideration for the NO EXCUSES(R) Transaction and the Candie's(R) Transaction the Company (directly or through El Greco) received minority equity interests in both acquiring companies. During fiscal 1995 the Company increased its equity investment in Candie's and sold all of its NES capital stock back to NES.

      As a result of the transactions which took place during Fiscal 1992 and Fiscal 1993, the Company completely ceased its manufacturing and importing activities and became exclusively engaged in the business of licensing and marketing the NO EXCUSES(R), CRAYONS(R) and Candie's(R) trademarks until the Candie's Transaction. During Fiscal 1995, the licensing arrangement regarding the CRAYONS(R) trademark was terminated and the Company agreed to terminate three of its six licenses covering the NO EXCUSES(R) trademark.

      During Fiscal 1993, the Company entered into an exclusive license with WalMart (the "WalMart License"), whereby WalMart was granted the exclusive right, which has been renewed through July 31, 2002, to import, manufacture, distribute and sell, throughout North America, men's, women's and children's footwear bearing the NO EXCUSES(R) trademark. The Company earns a royalty based on a percentage of all NO EXCUSES(R) footwear purchased for WalMart's stores.

      Prior to the consummation of the NO EXCUSES(R) Transaction and the CANDIE'S(R) Transaction, the Company licensed several unrelated companies to manufacture, distribute and sell various products under the NO EXCUSES(R), CANDIE'S(R) and CRAYONS(R) labels. During Fiscal 1994 and Fiscal 1995, the Company was primarily engaged in the marketing and licensing of its apparel and footwear brands. During Fiscal 1995, the sole license of the Company with respect to its CRAYONS(R) brand was terminated.

      After giving effect to the termination of three NO EXCUSES(R) license agreements, the Company maintained, in addition to the WalMart License, two other license agreements for the NO EXCUSES(R) trademark for certain jeanswear, sportswear, activewear, sweaters, swimwear and intimate apparel. The other NO EXCUSES(R) licensees were with (i) Mamiye for certain infant's, toddler's boy's and girl's jeanswear, sportswear, activewear, sweaters and swimwear and (ii) Inner Secrets Inc. for women's and girl's intimate apparel. Both agreements were subsequently assigned or terminated and are no longer in effect.

      Pursuant to a Settlement Agreement dated as of November 3, 1995 (the "Settlement Agreement") between the Company and NES, the parties settled certain claims and rights under the Purchase and Sale Agreement and the Master License Agreement each dated as of December 31, 1992 (the "Sale Agreements") between the Company and NES. The Sale Agreements provided for the sale in January 1993 of the No Excuses(R) trademark by the Company to NES and the retention by the Company of certain license and royalty rights. Under the Sale Agreements, the Company had (i) the right to receive in perpetuity 50% of the income received by NES in connection with certain uses of the NO

EXCUSES(R) Trademark and (ii) the obligation to pay NES 50% of the royalties received with respect to sales outside the United States plus certain additional fees under the Company's existing license agreements with, among others, WalMart and Mamiye.

      The rights to the royalty income from these licenses were preserved by the Company subsequent to the sale of the NO EXCUSES(R) trademark to NES pursuant to a Master License Agreement (the "Master License Agreement"). Under the terms of the Master License Agreement, the Company retained sublicensing rights to any category in which the licensee at the time immediately preceding the trademark sale remained under agreement to license the NO EXCUSES(R) trademark. Should one of these licenses be terminated or expire without being renewed, the sublicense rights with respect to such product category could revert to NES, but the Company could receive certain royalties, in perpetuity, if any future NES licenses are covered uses.

      Under the Settlement Agreement, (i) the Company sold to NES for $200,000 down plus $1,000,000 payable over five years (without interest) the Company's right to share in future royalty income received by NES, (ii) the Company paid NES $200,000 in settlement of all amounts due with respect to royalties received for the 1994 calendar year under the Company's license agreements and (iii) the rights under the Company's existing license agreements with respect to periods after January 1, 1995 were revised to provide for (A) the payment by the Company of 20% of royalties, with a $40,000 minimum per annum under the license agreement with WalMart with respect to sales after July 31, 1997 if the license agreement then expiring were renewed by WalMart and (B) the payment by the Company of 20% of royalties under the license agreement with Mamiye for the period ending July 31, 1997 and the assignment of such license agreement to NES on August 1, 1997.

Employees

      The Company has no full-time employees and two part-time employees.

Item 2. Description of Property.

      None.

Item 3. Legal Proceedings.

      On April 26, 1994, a First Amended Complaint was filed in the United States District Court for the Central District of California, Los Angeles Division, in Los Angeles, California, by Eric Y. Knipe ("Knipe"), against Washington Square Capital ("WSC"), Jack Hart, New Retail Concepts, Inc., and Neil Cole (the Company's President), claiming that the defendants engaged in activities in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO"), and related claims of breach of contract, bad faith denial of contract, fraud, conversion and conspiracy. The Company is named as a defendant only in the RICO, conversion and conspiracy causes of action, with respect to the Company's activities as a buyer of jeans manufactured at Ready Industries of Puerto Rico, Inc., of which Knipe was a stockholder. Knipe is seeking compensatory damages in excess of $3,000,000, punitive damages, trebling of all damages, attorneys' fees, and injunctive relief. On January 16, 1996, the Court dismissed the action against all defendants for failure to state a cause of action with respect to the RICO claims and for failure of diversity jurisdiction with respect to all other claims. In 1996, Knipe and EYK International Inc. ("EYK") filed suit in Los Angeles Superior Court against the same defendants with substantially the same claims. In 1997, the presiding judge dismissed EYK as a party to this action. In 1998, the judge dismissed WSC, Northwestern National Life and Mr. Hart as defendants. Knipe's appeal was denied by the court of appeals and is now pending in the California Supreme Court. Knipe's deposition and mandatory settlement conferences are schedule for late summer 1998. The Company continues to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security-Holders.

      None.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

            The Company's Common Stock has been traded on the over-the-counter market and quoted in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD"). The following table sets forth the high and low bid prices for shares of common stock for the periods indicated, based on information received from the "Electronic Bulletin Board" of the NASD. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                         Bid Prices

Fiscal Year Ended March 31, 1998                   High                Low

     Fourth Quarter                              $2.9375             $1.2500

     Third Quarter                                2.0000              1.2500

     Second Quarter                               2.3750               .6875

     First Quarter                                1.5940              1.1250

Fiscal Year Ended March 31, 1997

     Fourth Quarter                              $1.0312             $ .1875

     Third Quarter                                 .2500               .1250

     Second Quarter                                .2813               .1250

     First Quarter                                 .2813               .2813

Fiscal Year Ended March 31, 1996

     Fourth Quarter                              $ .4062             $ .2812

     Third Quarter                                 .6250               .3750

     Second Quarter                                .6250               .1875

     First Quarter                                 .6250               .2000

      As of June 24, 1998, there were approximately 850 holders of record of the Company's Common Stock. On June 26, 1998 the closing sale price per share was $2.843.

Item 6. Management's Discussion and Analysis of Financial Condition.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. See "Safe Harbor Statement" in Item 1 of this report which statement is incorporated herein by reference.

                       Fiscal 1998 compared to Fiscal 1997

Results of Operations

      Revenues. Total revenues for the fiscal year ended March 31, 1998 were $385,266 compared to $677,842 for fiscal 1997. This decrease is primarily attributable to the decrease in the royalty percentage on the renewal of the Walmart License agreement on August 1, 1997 and the assignment of the Mamiye license agreement to NES at that same date.

      Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 1998 increased to $1,386,063 from $645,166 for the same period a year ago. This increase was principally attributable to the compensation expense recorded during the fourth quarter of fiscal 1998 pursuant to the proposed merger with Candie's, Inc. which provided for accrued bonuses of approximately $600,000 and stock based compensation of approximately $84,000.

      Interest expense. There was no interest expense recorded for the year ended March 31, 1998 as compared to interest expense of $16,856 for the prior year. The decrease was due to the forgiveness of accrued interest on a note payable.

      Net loss. As a result of the foregoing, the Company incurred a net loss for fiscal 1998 of $513,007 as compared to net income of $333,780 for fiscal 1997. The net loss is primarily attributable to the decrease in net revenues and increases in selling, general and administrative expenses.

Liquidity and Capital Resources

      At March 31, 1998 the Company had a working capital deficit of $311,263 as compared to working capital of $335,760 at March 31, 1997. This deficit in working capital arose principally as a result of the Company's operating loss for the year ended March 31, 1998.

      The Company's equity interest in Candie's (consisting of 1,227,696 shares of Candie's common stock, warrants to purchase 700,000 additional shares of such common stock at an initial price of $1.2375 per share and an option to purchase 100,000 additional shares of such common stock for $1.15 per share) had an aggregate value on June 26, 1998, based on the closing price of $7.375 per share on the Nasdaq National Market, of approximately $14,000,000.

      The Company anticipates that its current cash and the cash flow from the sale of its licensing rights and from licensing royalties will be sufficient to meet operating expenses for the next twelve months.

      The Company acquired 67,500 shares of the Company's common stock for $77,974 during fiscal 1998 in open market transactions.

      Impact of Inflation and Changing Prices. The Company does not believe that inflation will have a material adverse effect on the Company.

      Year 2000 Issues. The Company has assessed the issues associated with its existing computer system with respect to a two digit year value as the year 2000 approaches and is properly addressing this issue. The Company also believes that the implementation of any new system will not have a material adverse effect on the Company or on future operating results or financial condition.

Item 7. Financial Statements.

      The Financial Statements are filed as a part of this Annual Report as pages F-1 through F-20 following Part IV.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The names, ages and principal occupations of the Directors and Executive Officers of the Company are as follows:

Name                    Age       Position
----                    ---       --------

Neil Cole               40        Chairman of the Board, President and Chief
                                  Executive Officer and Treasurer

Gary Klein              43        Chief Financial Officer

Barry Emanuel           56        Director

Steven Mendelow         54        Director

      The following is a brief description of the professional experience and background of the directors and executive officers of the Company:

            Neil Cole has been Chairman of the Board, President and Chief Executive Officer of the Company since the inception of the Company in 1986. Mr. Cole also serves as Chairman of the Board, President and Chief Executive Officer of Candie's.

            Gary Klein, was Chief Financial Officer of NRC from May 1989 to May 1990 and was reappointed Chief Financial Officer in November 1994. Mr. Klein was Vice President-Finance of the Company since October 1994 and has also served in that position from May 1990 through November 1994. Mr. Klein also serves as Vice President-Finance of Candie's.

            Barry Emanuel has been a director of the Company since April 1992. Mr. Emanuel also serves as a director of Candie's. For more than the past five years, Mr. Emanuel has served as President of Copen Associates, Inc., a textile manufacturer located in New York, New York. See "Directors and Officers of Candie's".

            Steven Mendelow has been a director of the Company since April 1, 1992. For more than the past five years, Mr. Mendelow has been a principal with the accounting firm of Konigsberg Wolf & Co. located in New York, New York. In 1994, Mr. Mendelow reached a settlement with the SEC pursuant to which he, without admitting or denying the allegations, agreed to be enjoined from violating Section 7 of the Investment Company Act of 1940 and

Section 5 of the Securities Act of 1933 and to pay a fine of $50,000.

      Directors are elected by the Company's Stockholders. Officers are elected by the Company's Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Based solely on a review of the reports and representations furnished to the Company during the last Company fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act is in compliance with all applicable filing requirements except Mr. Cole and Mr. Emanuel failed to timely file certain Form 4 reports with respect to a gift of 100,000 shares in December 1996 and a sale of 8,000 shares in October 1997, respectively.

Item 10. Executive Compensation.

Summary Compensation Table

      The following table sets forth all compensation earned for the years ended March 31, 1998, March 31, 1997 and March 31, 1996, of the Company by the Chief Executive Officer of the Company who was the only executive officer who received aggregate compensation during the year ending March 31, 1998 equal to or greater than $100,000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                                     Long Term
                              Annual Compensation(1)                Compensation
                                                       Securities
                                                       Under          All Other
Name and Principal   Fiscal                            Options      Compensation
Position              Year     Salary       Bonus      Granted(#)        ($)
------------------    ----     ------       -----      ----------   ------------

Neil Cole            1998    $150,000    $650,000(2)    651,543(3)       -0-
President and        1997     150,000     143,385          --            -0-
Chief Executive      1996     150,000     184,129       425,000(4)       -0-
Officer

(1) The aggregate amounts of all perquisites and other personal benefits securities and property not included in the summary compensation table or described below do not exceed the lesser of $50,000 or 10% of the annual compensation.

(2) In consideration of foregoing certain future bonus opportunities from the Company as a result of Mr. Cole's agreement to devote his full-time to Candie's upon consummation of the Merger, the Company approved the payment to Mr. Cole of a cash bonus in the amount of $525,000. Mr. Cole also received a $125,000 cash bonus in the 1998 fiscal year.

(3) In March 1998, Mr. Cole was granted options to purchase 626,543 shares of Common Stock at $1.75 per share which were to vest upon consummation of the Merger; however, on June 2, 1998, the terms of the options were modified such that these options instead vested on such date and became one-third exercisable in March 1999, March 2000 and March 2001 so long as Mr. Cole is employed with the Company or any successor thereto at such time. During the Company's 1998 fiscal year, Mr. Cole also received options to purchase 25,000 shares of Common Stock at $.94 per share as a director's fee.

(4) During the Company's 1996 fiscal year, Mr. Cole was granted an option to purchase 400,000 shares of Common Stock as an inducement to enter into a two-year extension to his employment agreement with the Company. During the Company's 1996 fiscal year, each of the three directors, including Mr. Cole, was granted an option to purchase 25,000 shares of Common Stock.

      During the NRC fiscal year ended March 31, 1997, there were no stock option grants to the executive officers named above.

      The following table sets forth information as to the unexercised options held by the executive officers named above as of March 31, 1998:

                                               Number of
                                               Shares          Value of
                Shares                         Underlying      Unexercised
                Acquired on                    Unexercised     In-the-Money
Name            Exercise       Value Received  Options         Options(1)
----            --------       --------------  -------         ----------

Neil Cole       --             --              1,101,543(2)    $1,896,549(3)

(1) Based on $2.875 per share, the closing on March 31, 1998, reported by the OTC Bulletin Board of The Nasdaq Stock Market, Inc.

(2) Includes 626,543 shares of Common Stock at $1.75 per share, which are one-third exercisable in March 1999, March 2000 and March 2001 so long as Mr. Cole is employed with the Company or any successor thereto at such time.

(3) Includes $704,861 of Value of Unexercised In-the-Money Options with respect to the options described in footnote (2) above.

Compensation of Directors

      Directors of the Company receive no cash compensation in their capacity as directors and received no other compensation during the 1998 fiscal year, other than 25,000 options to each director.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of June 24, 1998, except as noted, regarding the beneficial ownership of the common stock by (i) each person or group known to NRC to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

                               Amount and Nature of
       Name and Address             Beneficial         Percent of
   of Beneficial Owner (1)         Ownership (2)       Class (3)
   -----------------------         -------------       ---------

Neil Cole .................         2,340,214(4)         37.6%
Steven Mendelow ...........           338,000(5)          5.8%
Barry Emanuel .............           192,000             3.3%
Gary Klein ................           200,000             3.4%
All directors and executive         3,070,214(4)         47.6%
officers as a group .......                 (5)

(1) The address of each beneficial owner is c/o New Retail Concepts, Inc., 2975 Westchester Avenue, Purchase, New York 10577.

(2) The number of shares set forth includes the following number of shares with respect to which each individual has the right, exercisable within 60days, to acquire beneficial ownership upon exercise of options granted by NRC:

                                                              Number of Shares
      Mr. Cole ................................................    475,000
      Mr. Mendelow ............................................     75,000
      Mr. Emanuel .............................................     25,000
      Mr. Klein ...............................................    135,000

      All directors and executive officers
         as a group ...........................................    710,000

(3)   Based on 5,743,639 shares of Common Stock outstanding on June 24, 1998.

(4) Includes 255,500 shares owned by The Sweet Foundation, Inc., a charitable foundation controlled by Mr. Cole.

(5) Includes 63,000 shares owned by Westlake Foundation, a charitable foundation with respect to which shares Mr. Mendelow shares voting and dispositive power, and 150,000 shares owned by C&P Associates, a limited partnership controlled by Mr. Mendelow.

Item 12. Certain Relationships and Related Transactions.

      Neil Cole, the President, Chief Executive Officer and Chairman of the Board, and the beneficial owner of 2,340,214 shares of the Common Stock, is also the President, Chief Executive Officer, and Chairman of the Board and the beneficial owner of 21.3% of Candie's common stock. As more fully disclosed in
Item 1 of this Annual

Report on Form 10-KSB, the Company has executed a Merger Agreement on April 6, 1998, as amended, with Candie's pursuant to which the Company would be merged with and into Candie's. See Item 1 - "Recent Developments".

      In March 1998, each of Mr. Cole, Mr. Larry O'Shaughnessy, a consultant to the Company, and Mr. Gary Klein, Chief Financial Officer of the Company, were granted options to purchase 626,543, 74,074 and 49,383 shares respectively, of Common Stock at $1.75 per share, which were to vest upon consummation of the Merger; however, on June 2, 1998, the terms of the options were modified such that these options instead vested on such date and became one-third exercisable in March 1999, March 2000 and March 2001 so long as Messrs. Cole and Klein are employed by, and Mr. O'Shaughnessy is a consultant to, the Company or any successor thereto at such time. In addition, in consideration of foregoing certain bonus opportunities as a result of their termination of employment (consultancy with respect to Mr. O'Shaughnessy) with the Company upon consummation of the Merger, the Company approved the grant to Mr. Cole, Mr. O'Shaughnessy and Mr. Klein of cash bonuses in the amount of $525,000, $30,000 and $25,000 respectively.

      The Company and Candie's have in effect a Services Allocation Agreement pursuant to which Candie's provides the Company with certain business services and the Company pays Candie's an allocable portion of the expenses, including employees' salaries, associated with such services. Pursuant to such agreement, the Company paid Candie's approximately $50,000 and $50,000, respectively, for the two Company fiscal years ended March 31, 1998 and 1997. The Company and Candie's also have in effect an Amended and Restated Affiliated Transactions Agreement pursuant to which they have agreed that they will not enter into certain transactions without the approval of either a majority of the disinterested members of the Board of Directors of Candie's or a majority of the stockholders of Candie's who are not affiliates of Candie's. This agreement will terminate upon the consummation of the Merger.

      During the Company's 1996 and 1997 fiscal years, the Company extended various loans to Mr. Cole all of which have been repaid. There were no outstanding loans as of March 31, 1998.

      On February 1, 1995, the Company entered into a Securities Purchase Agreement with Candie's pursuant to which the Company loaned Candie's an aggregate of $600,000, extended Candie's a $200,000 line of credit and received in partial consideration therefor a warrant to purchase 700,000 shares of the Candie's common stock for $1.2375 per share. During the Company 1996 fiscal year, the $600,000 loan was repaid in full, together with approximately $33,500 in interest, and the $200,000 line of credit expired in accordance with its terms.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit
Number           Description

2.1 Agreement and Plan of Merger between Candie's, Inc. and the Company, dated April 6, 1998 (1)
3.1   Certificate of Incorporation of the Company (2)
3.2 Certificate of Amendment to the Certificate of Incorporation of the Company (3)

3.3   By-Laws of the Company (2)
10.1 Services Allocation Agreement dated as of March 3, 1993 between the Company and Candie's, Inc. (4)
10.2 Agreement dated as of April 1, 1992, between the Company and Wal-Mart Stores, Inc. (5)
10.3 Registration Rights Agreement between the Company and Candie's, Inc., dated as of May 16, 1994 (6)
10.4 Amended and Restated Affiliate Transactions Agreement between the Company and Candie's, Inc. dated January 30, 1995 (7)
10.5 Securities Purchase Agreement between the Company and Candie's, Inc. dated February 1, 1995 (7)
10.6 Employment Agreement between the Company and Gary Klein dated November 15, 1994 (6)
10.7 Option Certificate issued by Candie's, Inc. in favor of the Company dated as of October 6, 1994 (6)
10.8 Settlement Agreement dated as of November 3, 1995 between the Company and No Excuses Sportswear, Ltd. (8)
10.9 License Agreement dated as of April 1, 1997 between the Company and Montgomery Ward & Co., Incorporated (9)
23.1* Consent of Independent Auditors
27.*  Financial Data Schedule.

----------
* Filed herewith

(1) Incorporated by reference to the Company's and Candie's, Inc. Registration Statement on Form S-4 (File No. 333-52729 filed with the Securities and Exchange Commission) on May 14, 1998
(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-7373-NY) filed with the Securities and Exchange Commission on September 18, 1986
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995
(7) Incorporated by reference to the Company's Current Report of the Company on Form 8-K dated January 30, 1995
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997

(b) Reports on Form 8-K

      During the last quarter ending March 31, 1998, the Company did not file any Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEW RETAIL CONCEPTS, INC.


                                              By /s/ Neil Cole
                                                 ------------------------
                                                 Neil Cole, President

Dated: June 25, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


/s/ Neil Cole          Chairman of the Board of Directors,        June 25, 1998
------------------     President and Treasurer (Principal
    Neil Cole          Executive and Accounting Officer)


/s/ Gary Klein         Chief Financial Officer                    June 25, 1998
------------------
    Gary Klein


/s/ Steve Mendelow     Director                                   June 25, 1998
------------------
    Steve Mendelow


/s/ Barry Emanuel      Director                                   June 25, 1998
------------------
    Barry Emanuel

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                     F-2

Financial Statements

   Balance Sheet                                                       F-3

   Statements of Operations                                            F-5

   Statement of Stockholders' Equity                                   F-6

   Statements of Cash Flows                                            F-7

   Notes to Financial Statements                                    F-8 - F-20

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
   New Retail Concepts, Inc.

We have audited the accompanying balance sheet of New Retail Concepts, Inc. as of March 31, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CANDIE'S, Inc. for the year ended January 31, 1998, in which the Company has an investment which is accounted for under the equity method of accounting. The investment in CANDIE'S, Inc. represents 72% of the total assets of the Company as of March 31, 1998, and the equity in its earnings represents 43% and 15% of total revenues in 1998 and 1997, respectively. These statements were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to such amounts included for CANDIE'S, Inc., is based solely upon the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of New Retail Concepts, Inc. as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
May 22, 1998 (except for Notes A
    and G, as to which the date is
    June 2, 1998)

                            New Retail Concepts, Inc.

                                  BALANCE SHEET

                                 March 31, 1998

                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                        $   187,827
   Accounts receivable                                                   44,755
   Note receivable - NES                                                174,336
   Other current assets                                                  13,277
                                                                    -----------
         Total current assets                                           420,195

FIXED ASSETS - AT COST
   Furniture and equipment                                              101,657
   Less accumulated depreciation                                       (101,657)
                                                                    -----------
                                                                           --

INVESTMENT IN CANDIE'S, INC                                           1,977,691

NOTES RECEIVABLE - NES                                                  330,456
                                                                    -----------
                                                                      2,308,147
                                                                    -----------
                                                                    $ 2,728,342
                                                                    ===========

The accompanying notes are an integral part of this statement.

                            New Retail Concepts, Inc.

                                  BALANCE SHEET

                                 March 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - trade                                         $    10,000
   Accrued bonuses                                                      600,000
   Accrued professional fees                                            100,000
   Accrued expenses and other current liabilities                        21,458
                                                                    -----------
         Total current liabilities                                      731,458

DEFERRED INCOME TAXES                                                   100,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - par value $.01; authorized,
     1,000,000 shares, no shares issued
   Common stock - par value $.01, authorized,
     25,000,000 shares; issued 6,423,498 shares                          64,235
   Additional paid-in capital                                         3,603,766
   Accumulated deficit                                               (1,349,145)
                                                                    -----------
                                                                      2,318,856
   Less
     Common stock in treasury at cost;
       729,854 shares                                                   421,972
                                                                    -----------
                                                                      1,896,884
                                                                    -----------
                                                                    $ 2,728,342
                                                                    ===========

The accompanying notes are an integral part of this statement.

                            New Retail Concepts, Inc.

                            STATEMENTS OF OPERATIONS

                              Year ended March 31,

                                                          1998           1997
                                                      -----------     ----------

License and marketing fees                            $   385,266     $  677,842
                                                      -----------     ----------
Costs and expenses
  Selling, general and administrative                   1,386,063        645,166
  Interest expense                                                        16,856
                                                      -----------     ----------
                                                        1,386,063        662,022
                                                      -----------     ----------

      Operating (loss) income                          (1,000,797)        15,820
                                                      -----------     ----------
Other income

  Equity in earnings of affiliate                         380,609        146,008
  Interest income                                          42,180         60,849
  Gain on sale of securities                               18,366         40,410
  Other, net                                               52,064         75,795
                                                      -----------     ----------
                                                          493,219        323,062
                                                      -----------     ----------
      (Loss) income before provision for
         income taxes                                    (507,578)       338,882

Provision for income taxes                                  5,429          5,102
                                                      -----------     ----------
      NET (LOSS) INCOME                               $  (513,007)    $  333,780
                                                      ===========     ==========

Net (loss) income per share of common stock
   Basic                                              $      (.09)    $      .06
                                                      ===========     ==========

   Diluted                                            $      (.09)    $      .05
                                                      ===========     ==========
Weighted average number of shares outstanding
   Basic                                                5,686,235      5,768,860
                                                      ===========     ==========

   Diluted                                              5,686,235      6,183,489
                                                      ===========     ==========

The accompanying notes are an integral part of these statements.

                            New Retail Concepts, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended March 31, 1998 and 1997

                                     Common stock       Additional                  Treasury stock
                                     ------------         paid-in    Accumulated    --------------
                                  Shares      Amount      capital      deficit     Shares     Amount         Total
                                  ------      ------      -------      -------     ------     ------         -----
Balance at March 31, 1996       6,603,498   $ 66,035   $ 3,561,734   $(1,169,918)  736,454  $(354,509)  $ 2,103,342

Purchase of treasury stock                                                         205,900    (99,489)      (99,489)
Cancellation of treasury stock   (280,000)    (2,800)     (107,200)               (280,000)   110,000
Net income                                                               333,780                            333,780
                                ---------   --------   -----------   -----------   -------  ---------   -----------

Balance at March 31, 1997       6,323,498     63,235     3,454,534      (836,138)  662,354   (343,998)    2,337,633

Purchase of treasury stock                                                          67,500    (77,974)      (77,974)
Exercise of stock options         100,000      1,000        14,000                                           15,000
Stock-based compensation                                    84,491                                           84,491
Stock options issued to
  consultants                                               50,741                                           50,741
Net loss                                                                (513,007)                          (513,007)
                                ---------   --------   -----------   -----------   -------  ---------   -----------

Balance at March 31, 1998       6,423,498   $ 64,235   $ 3,603,766   $(1,349,145)  729,854  $(421,972)  $ 1,896,884
                                =========   ========   ===========   ===========   =======  =========   ===========

The accompanying notes are an integral part of this statement.

                            New Retail Concepts, Inc.

                            STATEMENTS OF CASH FLOWS

                                    March 31,

                                                          1998           1997
                                                          ----           ----
Cash flows from operating activities
   Net (loss) income                                 $  (513,007)    $  333,780
                                                     -----------     ----------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating
     activities
      Stock-based compensation                            84,491
      Stock options issued to consultants                 50,741
      Equity in income of affiliate                     (380,609)      (146,008)
      Changes in operating assets and liabilities
        (Increase) decrease
          Accounts receivable                             67,271        (28,133)
          Other current assets                            (3,919)        31,795
          Other assets                                                    3,000
        Increase (decrease)
          Accounts payable                                   508        (75,508)
          Accrued expenses and other current
            liabilities                                  608,842         27,977
          Income taxes payable                               815          5,117
                                                     -----------     ----------
                                                         428,140       (181,760)
                                                     -----------     ----------
        Net cash (used in) provided by operating
          activities                                     (84,867)       152,020
                                                     -----------     ----------

Cash flows from investing activities
   Decrease in loan receivable - officer                  10,102        107,607
   Payments received on note receivable                  164,532        155,280
                                                     -----------     ----------
      Net cash provided by investing activities          174,634        262,887
                                                     -----------     ----------
Cash flows from financing activities
   Repayment of note payable                            (300,000)      (100,000)
   Purchase of treasury stock                            (77,974)       (99,489)
   Exercise of stock options                              15,000
                                                     -----------     ----------
      Net cash used in financing activities             (362,974)      (199,489)
                                                     -----------     ----------
      NET (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                               (273,207)       215,418

Cash and cash equivalents at beginning of year           461,034        245,616
                                                     -----------     ----------
Cash and cash equivalents at end of year             $   187,827     $  461,034
                                                     ===========     ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Income taxes                                   $    11,000     $    2,220

The accompanying notes are an integral part of these statements.

                            New Retail Concepts, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

      New Retail Concepts, Inc. ("NRC" or the "Company") has historically been involved in the manufacture, distribution and sale of various fashion items and, more recently, in licensing and sublicensing of fashion trademarks. License and marketing fees relate to two license agreements calling for the payment of royalties to the Company for use of the No Excuses trademark.

      On April 6, 1998, the Company and CANDIE'S, Inc. ("CANDIE'S") entered into an Agreement and Plan of Merger, which was amended on May 14, 1998 and June 2, 1998 (the "Merger Agreement"). If the Merger Agreement is approved and the merger becomes effective, the Company will merge with and into CANDIE'S, and CANDIE'S will be the surviving corporation (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time, each share of the Company's common stock, par value $.01 per share (the "Common Stock") will be converted into 0.405 shares of CANDIE'S common stock. In addition, each outstanding stock option of the Company which currently entitles the holder to purchase one share of Common Stock, as of the effective time of the Merger will be converted into a stock option to purchase 0.405 shares of CANDIE'S common stock.

      The Company has no full-time employees and two part-time employees who are the Chairman of the Board and President, and the Chief Financial Officer of the Company. (See Note E-2.)

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

      1.    Fixed Assets

            Furniture and equipment are recorded at cost. Depreciation for furniture and equipment is provided by the straight-line method over the estimated useful lives of the assets.

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE A (continued)

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

            In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflect the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock. See Note G, for stock options outstanding that were not included in the computation of diluted earnings per share because they had an antidilutive effect during the year ended March 31, 1998. SFAS No. 128 requires restatement of all prior periods' earnings per share data presented. The Company's financial statements reflect this adoption.

            The following is an analysis of the difference between basic and diluted weighted average number of shares outstanding:

                                                     Year ended March 31,
                                                     --------------------
                                                       1998         1997
                                                       ----         ----
                 Basic shares                       5,686,235     5,768,860
                 Effect of dilutive securities                      414,629
                                                    ---------     ---------
                 Diluted shares                     5,686,235     6,183,489
                                                    =========     =========

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE A (continued)

      5.    Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      6.    Reclassifications

            Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

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

            Financial instruments that are exposed to concentration of risk primarily consist of the note receivable -NES and the Company's investment in CANDIE'S.

      8.    Future Effect of Recently Issued Accounting Pronouncements

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending March 31, 1999. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures.

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE A (continued)

            In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending March 31, 1999. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statement disclosures.

NOTE B - INVESTMENT IN CANDIE'S, INC.

      At March 31, 1998, the Company owns 1,227,696 shares of restricted common stock of CANDIE'S, Inc. ("CANDIE'S"), a publicly-traded corporation, carried at $1,977,691, which is recorded on the equity method of accounting. Included in the carrying amount is approximately $516,000 of goodwill (net of amortization) which is being amortized over ten years. The quoted market value of 1,227,696 shares of CANDIE'S unrestricted common stock was $9,975,030 at March 31, 1998.

      In addition, the Company holds warrants to purchase 700,000 additional shares of such common stock at an initial price of $1.2375 per share and an option to purchase 100,000 additional shares at $1.15 per share. The options are exercisable at any time, in whole or in part, through October 6, 1999. The warrants, which vested in 1995, were issued in conjunction with a loan agreement, pursuant to which the Company loaned CANDIE'S $600,000 and extended a $200,000 line of credit. During fiscal 1996, the $600,000 loan was repaid in full, together with approximately $33,500 in interest, and the $200,000 line of credit expired.

      On March 3, 1993, the Company's then wholly-owned subsidiary transferred various trademarks, including CANDIE'S(R), and its right, title and interest in certain identified license agreements with respect to the trademarks to CANDIE'S, Inc. In consideration for the transfer, CANDIE'S issued to the Company 900,000 shares of restricted common stock valued at $2,250,000 by the Company based on a valuation prepared by an investment banker. The issuer of the restricted common stock, CANDIE'S, Inc., valued the 900,000 shares at $1,080,000 based on a valuation prepared by a different investment banker. If the Company would have valued the restricted common stock using the amount assigned to the shares by the issuer, the valuation would have been reduced by $1,170,000 and the Company's net income for the years ended March 31, 1998 and 1997 would have been increased by $117,000 per year and the net assets and stockholders' equity as of March 31, 1998 and 1997 would have been reduced by approximately $1,080,000 and $1,003,000, respectively.

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE B (continued)

      The Company and CANDIE'S entered into a Services Allocation Agreement with CANDIE'S, pursuant to which CANDIE'S provides NRC with financial, marketing, sales and other business services for which NRC is charged an allocated portion of CANDIE'S expenses, including employees' salaries associated with such services. The service allocation was $50,000 in fiscal 1998 and 1997.

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

      The following is a condensed balance sheet of CANDIE'S, Inc. and a condensed statement of operations for the years ended January 31, 1998 and 1997:

                                                           January 31,
                                                   -------------------------
                                                   1998                 1997
                                                   ----                 ----

Current assets                                 $ 23,407,660        $  9,039,203
CANDIE'S trademark                                4,296,150           4,548,650
Other noncurrent assets                           3,177,130           1,121,492
                                               ------------        ------------
                                               $ 30,880,940        $ 14,709,345
                                               ============        ============
Total liabilities                              $  6,200,422        $  6,101,434
                                               ============        ============
Total stockholders' equity                     $ 24,680,518        $  8,607,911
                                               ============        ============
Revenues                                       $ 92,976,416        $ 45,005,416
Costs and expenses                              (88,440,490)        (43,860,101)
                                               ------------        ------------
Net income                                     $  4,535,926        $  1,145,315
                                               ============        ============

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE C - NO EXCUSES TRADEMARK

      On January 7, 1993, the Company sold its No Excuses trademark and certain identified license agreements with respect to the trademark ("Assets") to No Excuses Sportswear, Ltd. ("Buyer" or "NES"). As additional consideration for the sale of the Assets, the Buyer had agreed to pay the Company fifty percent of all "Net Shared Income" in perpetuity. Net Shared Income means all income received by Buyer or its affiliates in connection with "Covered Uses" of the trademark, as defined. On November 3, 1995, the Company and NES settled certain disputes relating to the aforementioned agreements via a settlement agreement (the "Settlement Agreement"), resulting in a gain of $1,062,324. Under the Settlement Agreement, (i) the Company sold to NES for $200,000 down plus $1,000,000 payable over five years ($862,000, net of imputed interest) the Company's right to share in future royalty income received by NES, (ii) the Company paid NES $200,000 in settlement of all amounts due with respect to royalties received for the 1994 calendar year under the Company's license agreements and (iii) the rights under the Company's existing license agreements with respect to periods after January 1, 1995 were revised to provide for (A) the payment by the Company of 20% of royalties, with a minimum of $40,000 per annum, under the license agreement with WalMart with respect to sales after July 31, 1997 and (B) the payment by the Company of 20% of royalties under the license agreement with Mamiye for the period ending July 31, 1997 and the assignment of such license agreement to NES on August 1, 1997.

NOTE D - NOTE PAYABLE

      Note payable represents amounts due the estate of Charles Cole, the deceased father of the Company's Chairman of the Board and President. In February 1998, the note was repaid in full and all accrued interest was forgiven.

NOTE E - COMMITMENTS AND CONTINGENCIES

      1.    Litigation

            On April 26, 1994, a First Amended Complaint was filed in the United States District Court for the Central District of California, Los Angeles Division, in Los Angeles, California, by Eric Y. Knipe ("Knipe"), against Washington Square Capital, Jack Hart, New Retail Concepts, Inc., and Neil Cole (the Company's President), claiming that the defendants engaged in activities in violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), and related claims of breach of contract, bad faith denial of contract, fraud, conversion and conspiracy. The

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE E (continued)

            Company is named as a defendant only in the RICO, conversion, and conspiracy causes of action, with respect to the Company's activities as a buyer of jeans manufactured at Ready Industries of Puerto Rico, Inc., of which Knipe was a stockholder. Knipe is seeking compensatory damages in excess of $3,000,000, punitive damages, trebling of all damages, attorney's fees, and injunctive relief. On January 16, 1996, the Court dismissed the action against all defendants for failure to state a cause of action with respect to the RICO claims and for failure of diversity jurisdiction with respect to all other claims. In 1996, Knipe and EYK International ("EYK") filed suit in Los Angeles Superior Court against the same defendants (with substantially the same claims). In 1997, the judge dismissed EYK as a party to this action. In 1998, the judge dismissed WSC, Northwestern National Life and Jack Hart as defendants. Knipe's appeal was denied by the Court of Appeals and is now pending in the California Supreme Court. Knipe's deposition and mandatory settlement conferences are scheduled for late summer 1998. The Company continues to vigorously defend this action.

      2.    Employment Contracts

            Upon the consummation of the proposed merger between the Company and CANDIE'S, the Company will terminate its employment agreements with its President and Chief Financial Officer. In consideration for the termination of these agreements, and contingent upon the closing of the Merger (which is expected to occur in August 1998), the Company granted the President and Chief Financial Officer options to acquire up to 626,543 and 49,383 shares, respectively, of the Company's common stock at an exercise price of $1.75 per share. The Company recorded compensation expense of approximately $84,000, as it relates to the granting of such options. These options were subsequently amended. See Note G. In addition, the President and Chief Financial Officer were granted cash bonuses of $525,000 and $25,000, respectively. Prior to the termination of the employment agreement with the President, the agreement provided that the President of the Company may spend up to 49% of his time in furtherance of his duties to the Company and provides for an annual salary of $150,000. In addition, the agreement provided the President with an annual incentive bonus, pursuant to which the Company would pay him an amount equal to 5% of the annual pretax net income of the Company, up to $2,000,000 and up to 7-1/2% of the annual pretax net income of the Company, if any, which was in excess of $2,000,000. The Board of Directors additionally authorized a bonus in fiscal 1997 of $125,000 which was paid to the President in monthly installments of $10,417 throughout calendar 1997.

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE E (continued)

            The employment agreement with the Chief Financial Officer provides for an annual salary of $40,000 and a bonus equal to 1% of the Company's pretax earnings. In addition, in November 1994, the Chief Financial Officer was granted a five-year option to acquire 135,000 shares of the Company's common stock at an exercise price of $.10 per share, pursuant to the Company's incentive stock option plan.

NOTE F - INCOME TAXES

      Significant components of the Company's deferred taxes at March 31, are as follows:

                                                        1998           1997
                                                        ----           ----
     Deferred tax assets
        Net operating loss carryforward             $ 6,922,000     $6,789,000
        Bonus accrual                                   228,000         11,000
        Alternative minimum tax                         103,000         39,000
        Other                                            32,000
                                                    -----------     ----------
                                                      7,285,000      6,839,000
     Deferred tax liabilities
        Gain in equity of affiliate                     752,000        445,000
        Installment income                              192,000        254,000
                                                    -----------     ----------
                                                      6,341,000      6,140,000

     Less valuation allowance                         6,441,000      6,240,000
                                                    -----------     ----------
           Net deferred tax liability               $  (100,000)    $ (100,000)
                                                    ===========     ==========

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE F (continued)

      SFAS No. 109 requires a valuation allowance against deferred tax assets, if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The valuation allowance primarily pertains to uncertainties with respect to future utilization of net operating loss carryforwards.

      The provision for income taxes is comprised of the following:

                                                         1998           1997
                                                         ----           ----
   Current
      Federal                                                        $    3,860
      State and local                                $     5,429          1,242
                                                     -----------     ----------

                                                     $     5,429     $    5,102
                                                     ===========     ==========

      The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                         1998           1997
                                                         ----           ----

   Statutory Federal income tax rate                    (34.0%)         34.0%
   State and city taxes - net of
     Federal tax benefit                                  1.0            0.4
   Effect of net operating loss carryforwards
     and valuation allowances                            34.0          (34.0)
   Other                                                                 1.1
                                                        -----          -----
   Effective income tax rate                              1.0%           1.5%
                                                        =====          =====

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

                             March 31, 1998 and 1997

NOTE G - STOCK OPTION PLAN AND STOCKHOLDERS' EQUITY

      On January 13, 1995 and June 25, 1995, the Company granted to each of the three directors of the Company five-year options to acquire 25,000 (or a total of 75,000 and 75,000, respectively) shares of common stock of the Company at an exercise price of $.20 and $.22 per share, respectively. On May 18, 1995, the Company granted five-year options to acquire 100,000 shares of common stock of the Company at an exercise price of $.15 per share to a consultant.

      In July 1995, the Board of Directors granted the President a five-year option to acquire 400,000 shares of the Company's common stock at an exercise price of $.35 per share.

      On June 30, 1997, as compensation for services rendered as directors of the Company, the Company granted to each of the three directors of the Company five-year options to acquire 25,000 (or a total of 75,000) shares of common stock of the Company at an exercise price of $.94 per share. On July 7, 1997, the Company granted five-year options to acquire 100,000 shares of common stock of the Company at an exercise price of $.75 per share.

      In March 1998, the Company granted, pursuant to the merger with CANDIE'S and the termination of their employment agreements with the Company, options to purchase 626,543 shares and 49,383 shares, respectively, of the Company's common stock to the President and Chief Financial Officer. The options are exercisable at $1.75 per share and expire in ten years, and are exercisable upon the effective date of the Merger (which is expected to be in August 1998). The Company recorded compensation expense of approximately $84,000 at the grant date for such options. In addition, the Company granted a consultant similar options to purchase 74,074 shares of common stock at an exercise price of $1.75, contingent upon the closing of the Merger and the options will become exercisable upon the effective date of the Merger. The Company used the Black Scholes option valuation model to determine the fair market value of the options and recorded consulting expense of approximately $21,000 during the fiscal year ended March 31, 1998.

      On June 2, 1998, the Company modified the options granted in March 1998. The options are no longer contingent upon the closing of the Merger; instead such options become exercisable with respect to one-third of the aggregate amount granted to each individual, on the first, second and third anniversaries of the original date of grant, respectively, so long as the President and Chief Financial Officer are still employed by the Company, or any successor and the consultant provide future services to the Company or any successor.

      The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options.

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE G (continued)

      Under APB No. 25, compensation expense is recognized when the market price of the underlying stock on the date of grant exceeds the exercise price of the Company's employee stock options. Effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years (e.g., the first year reflects expense for only one year's vesting, while the second year reflects expense for two years' vesting).

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options (including options granted to directors and the President (see Note E) under the fair value method of that Statement. The fair value for options granted during the year ended March 31, 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

      Expected volatility                             70%
      Expected life (term)                            3.8 years
      Risk-free interest rate                         6%

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information follows:

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE G (continued)

                                                               March 31,
                                                          ------------------
                                                          1998          1997
                                                          ----          ----

   Pro forma net (loss) income                        $  (601,930)    $  333,780
                                                      ===========     ==========
   Pro forma net (loss) income per share
     Basic                                            $      (.11)    $      .06
                                                      ===========     ==========
     Diluted                                          $      (.11)    $      .05
                                                      ===========     ==========

      The weighted-average fair value of all options granted (at their grant date) during the year ended March 31, 1998 was $1.40. No options were granted during the year ended March 31, 1997.

      A summary of the Company's stock option activity for all options granted for the years ended March 31, 1998 and 1997 follows:

                                                                     Weighted-
                                                                      average
                                                                     exercise
                                                        Shares         price
                                                        ------         -----

   Outstanding, March 31, 1996                          785,000     $   .26

   Granted                                                 --
   Canceled                                                --
                                                      ---------
   Outstanding, March 31, 1997                          785,000         .26

   Granted                                              950,000        1.56
   Exercised                                           (100,000)        .15
                                                      ---------
   Outstanding, March 31, 1998                        1,635,000        1.02
                                                      =========

                            New Retail Concepts, Inc.

                             March 31, 1998 and 1997

NOTE G (continued)

      All options outstanding and exercisable at March 31, 1998 were as follows:

                                         Options outstanding               Options exercisable
                                         -------------------               -------------------
                                      Weighted-         Weighted-                      Weighted
      Range of          Number   average remaining      Average           Number        average
   exercise prices   outstanding  contractual life   exercise price     exercisable  exercise price
   ---------------   -----------  ----------------   --------------     -----------  --------------
   $  .10 - .35        685,000        2.7 years         $  .27            685,000      $  .27
      .75 - .94        200,000        4.3 years            .85            200,000         .85
     1.75              750,000       10.0 years           1.75                 --          --
                     ---------                                            -------
                     1,635,000        6.2 years           1.02            885,000         .40
                     =========                                            =======

NOTE H - MAJOR CUSTOMERS

      The Company derived a significant portion of its license and marketing fees from two customers in 1998 and 1997. Net revenues attributable to each such customer amounted to 82% and 14%, respectively, for the year ended March 31, 1998 and 80% and 20%, respectively, for the year ended March 31, 1997.

NOTE I - OTHER INCOME

      Included in other income for the year ended March 31, 1998 is the reversal of an accrual for imputed interest payable on a note payable of $52,000, which was repaid in full during the year ended March 31, 1998.